Form 10-Q
period 1995-03-31
AMWEST INSURANCE GROUP INC
filed 1995-05-15
CIK 780118

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1995

                                       OR

                ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____

                         Commission file number: 1-9580

                          AMWEST INSURANCE GROUP, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                              95-2672141
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


6320 Canoga Avenue, Suite 300
Woodland Hills, California                                                 91367
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:               (818) 704-1111



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No _.

         As of May 15, 1995, 2,352,839 shares of common stock, $.01 par value, were outstanding.

                 AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES


                                     INDEX


         Part I.   FINANCIAL INFORMATION:

                 Item 1
                     Consolidated Statements of Operations for the
                     three months ended March 31, 1995 and 1994               3

                     Consolidated Balance Sheets as of March 31, 1995
                     and December 31, 1994
                                                                              4

                     Consolidated Statements of Cash Flows for the
                     three months ended March 31, 1995 and 1994               6

                     Notes to Interim Consolidated Financial Statements       8

                Item 2
                     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      9

         Part II.   OTHER INFORMATION:

                     Item 1
                     Legal Proceedings                                       13

                     Item 2
                     Changes in Securities                                   13

                     Item 3
                     Defaults Upon Senior Securities                         13

                     Item 4
                     Submission of Matters to a Vote of Security Holders     13

                     Item 5
                     Other Information                                       13

                     Item 6
                     Exhibits and Reports on Form 8-K                        13


                         PART I - FINANCIAL INFORMATION

                                     Item 1

                 AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (In thousands, except per share data)

                                                              Three months ended
                                                                    March 31,
                                                     --------------------------------------
                                                         1995                       1994
                                                     -----------                -----------
Underwriting revenues:
    Premiums written                                 $   16,209                 $   15,223
    Premiums ceded                                       (1,251)                      (810)
                                                     -----------                -----------
       Net premiums written                              14,958                     14,413
    Change in unearned premiums:
       Direct                                             1,251                       (177)
       Ceded                                                510                       (192)
                                                     -----------                -----------
          Net premiums earned                            16,719                     14,044
                                                     -----------                -----------
Underwriting expenses:
    Losses and loss adjustment expenses                   5,444                      2,436
    Reinsurance (recoveries) refunds                        (55)                       303
                                                     -----------                -----------
       Net losses and loss adjustment expenses            5,389                      2,739
    Policy acquisition costs                              7,932                      6,996
    General operating costs                               3,395                      3,270
                                                     -----------                -----------
       Total underwriting expenses                       16,716                     13,005
                                                     -----------                -----------
          Underwriting income                                 3                      1,039

Interest expense                                           (280)                      (174)
Collateral interest expense                                (445)                      (491)
Net investment income                                     1,591                      1,271
Net realized investment gains (losses)                       67                       (104)
                                                     -----------                -----------
    Income before income taxes                              936                      1,541
                                                     -----------                -----------
Provision for income taxes:
    Current                                                 248                        228
    Deferred                                               (239)                       179
                                                     -----------                -----------
       Total provision for income taxes                       9                        407
                                                     -----------                -----------
          Net income                                 $      927                 $    1,134
                                                     ===========                ===========
Earnings per common share:
    Net income                                       $     0.39                 $     0.47
                                                     ===========                ===========
    Weighted average number of common
      shares outstanding                                  2,382                      2,409



      See accompanying notes to interim consolidated financial statements.


                 AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                                 March 31,                December 31,
                                                                                   1995                      1994
                                                                                -----------               -----------
                                                                                (unaudited)
Investments:
Fixedmaturities, at amortized cost (market value of $15,163 and $14,469 at March
     31, 1995 and December 31, 1994, respectively)
                                                                                $   15,262                $   15,120

Fixedmaturities, at market value (amortized cost of $84,203 and $88,056 at March
     31, 1995 and December 31, 1994,
     respectively)                                                                  82,768                    84,503

Common equity  securities,  at market  value (cost of $4,955 and $4,814 at March
     31, 1995 and December 31, 1994, respectively)
                                                                                     6,059                     5,300

Preferred equity securities, at market value (cost of $1,837 and $1,500 at March
     31, 1995 and December 31, 1994, respectively)
                                                                                     1,853                     1,417

Other invested assets                                                                  268                         -

Short-term investments                                                                  25                        25
                                                                                -----------               -----------
Total investments                                                                  106,235                   106,365

Cash and cash equivalents                                                            1,186                     3,948
Accrued investment income                                                            1,420                     1,450
Agents balances and premiums receivable (less allowance for doubtful accounts of
     $375 at March 31, 1995 and December 31,
     1994)                                                                           8,197                     7,000
Reinsurance recoverable:
     Paid loss and loss adjustment expenses                                          1,167                     1,352
     Unpaid loss and loss adjustment expenses                                        1,150                     1,267
Ceded unearned premiums                                                              2,176                     1,666
Deferred policy acquisition costs                                                   14,739                    15,250
Furniture, equipment and improvements, net                                           2,065                     1,853
Other assets                                                                         7,069                     6,562
                                                                                -----------               -----------
         Total assets                                                           $  145,404                $  146,713
                                                                                ===========               ===========


                 AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 March 31,                  December 31,
                                                                                   1995                        1994
                                                                                -----------                 -----------
                                                                                (unaudited)
Liabilities:
     Unpaid losses and loss adjustment expenses                                 $    9,991                  $    8,900
     Unearned premiums                                                              32,439                      33,689
     Funds held as collateral                                                       43,982                      46,926
     Current Federal income taxes                                                      173                         313
     Deferred Federal income taxes                                                   2,959                       2,014
     Bank indebtedness                                                              12,500                      12,500
     Amounts due to reinsurers                                                         192                         183
     Other liabilities                                                               4,427                       6,194
                                                                                -----------                ------------
         Total liabilities                                                         106,663                     110,719
                                                                                -----------                ------------
Stockholders' equity:
    Preferred stock, $.01 par value, 1,000,000
         shares authorized; issued and outstanding: none                                 -                           -
    Common stock, $.01 par value, 10,000,000
         shares authorized, issued and outstanding: 2,350,589 at
         March 31, 1995 and 2,334,089 at December 31, 1994                              24                          24
    Additional paid-in capital                                                       9,390                       9,221
    Net unrealized appreciation (depreciation) of investments
         carried at market, net of income taxes                                      (197)                     (2,080)
    Retained earnings                                                               29,524                      28,829
                                                                                -----------                ------------
         Total stockholders' equity                                                 38,741                      35,994
                                                                                -----------                ------------
                  Total liabilities and stockholders' equity                    $  145,404                 $   146,713
                                                                                ===========                ============



      See accompanying notes to interim consolidated financial statements.


                 AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                             (Dollars in thousands)

                                                                                           Three months ended
                                                                                                March 31,
                                                                                    -----------------------------------
                                                                                      1995                       1994
                                                                                    --------                  ---------
Cash flows from operating activities:

     Net income                                                                     $   927                   $  1,134
    Adjustments to reconcile net income to cash provided by operating activities:

       Change in agents' balances and premiums receivable and
            unearned premiums                                                        (2,447)                      (689)
       Change in accrued investment income                                               30                        172
       Change in unpaid losses and loss adjustment expenses                           1,091                         60
       Change in  reinsurance  recoverable  on paid and  unpaid  losses and loss adjustment expenses and ceded unearned premiums
                                                                                       (208)                       654
       Change in amounts due to reinsurers                                                9                         11
       Change in reinsurance funds held, net                                              -                     (1,259)
       Change in other assets and other liabilities                                  (2,274)                       552
       Change in income taxes, net                                                     (165)                       121
       Change in deferred policy acquisition costs                                      511                       (620)
       Net realized (gain) loss on sale of fixed maturities                             (80)                        (8)
       Net realized (gain) loss on sale of equity securities                             13                         37
       Net realized loss on sale of fixed assets                                          4                          -
       Provision for depreciation and amortization                                      303                        367
                                                                                   ---------                  ---------
             Net cash provided (used) by operating activities                        (2,286)                       532

Cash flows from investing activities:

    Cash received from investments sold, matured, called or repaid:
         Investments held-to-maturity                                                    32                          -
         Investments available-for-sale                                              10,559                     23,832
    Cash paid for investments acquired:
         Investments held-to-maturity                                                     -                       (149)
         Investments available-for-sale                                              (6,895)                   (30,067)
    Amortization of discount on bonds                                                  (646)                       257
    Capital expenditures, net                                                          (519)                      (190)
                                                                                   ---------                 ----------
        Net cash provided (used) by investing activities                              2,531                     (6,317)

                 AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                             (Dollars in thousands)
                                                                                          Three months ended
                                                                                                March 31,
                                                                                    -----------------------------------
                                                                                      1995                       1994
                                                                                    ---------                  ---------

Cash flows from financing activities:

    Proceeds from issuance of common stock                                              169                          8
    Amortization of bank indebtedness                                                     -                          -
    Change in funds held as collateral                                               (2,944)                     6,154
    Dividends paid                                                                     (232)                      (213)
                                                                                   ---------                  ---------
       Net cash provided (used) by financing activities                              (3,007)                     5,949
                                                                                   ---------                  ---------
Net increase (decrease) in cash and cash equivalents                                 (2,762)                       164

Cash and cash equivalents at beginning of period                                      3,948                      6,723
                                                                                   ---------                  ---------
Cash and cash equivalents at end of period                                         $  1,186                   $  6,887
                                                                                   =========                  =========




Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest                                                                   $       725                $       666
     Income taxes                                                                       388                        285

Cash received during the period on:
     Investments sold prior to maturity                                           $  10,559                  $  23,713
     Investments held to maturity                                                        32                        119




      See accompanying notes to interim consolidated financial statements.

                 AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
               Notes to Interim Consolidated Financial Statements
                                                           (unaudited)


         (1)      Basis of Presentation

         The interim consolidated financial statements presented herein are unaudited and, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. All such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

         (2)      Reclassifications

         Certain reclassifications have been made from amounts reported in prior years in order to be consistent with the current year's presentation.

                Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         Results of Operations

         Premiums written increased 7% from $15,223,000 for the three months ended March 31, 1994 to $16,209,000 for the three months ended March 31, 1995. The increase in premiums written is attributable to the contract performance product line.

         Net premiums earned increased 19% from $14,044,000 for the three months ended March 31, 1994 to $16,719,000 for the three months ended March 31, 1995. The larger increase in net premiums earned is reflective of the significant increase in written premiums during the last nine months of 1994. The Company generally earns premiums ratably over the assigned bond terms.

         Net losses and loss adjustment expenses increased 97% from $2,739,000 for the three months ended March 31, 1994 to $5,389,000 for the three months ended March 31, 1995. The loss ratio for the three months ended March 31, 1994 was 20% as compared to 32% for the three months ended March 31, 1995. The increase in the loss ratio is the result of increased loss severity in the contract performance product line.

         Policy acquisition costs decreased as a percentage of net premiums earned from 50%,or $6,996,000 for the three months ended March 31, 1994 to 47%, or $7,932,000 for the three months ended March 31, 1995. The decrease in the ratio reflects efficiencies in the Company's branch distribution system in servicing increased production, partially offset by higher commissions paid by the Company to its independent agents.

         General operating costs decreased as a percentage of net premiums earned from 23% (or $3,270,000) for the three months ended March 31, 1994 to 20% (or $3,395,000) for the three months ended March 31, 1995. The improvement in the general and administrative expense ratio is reflective of the Company's ability to service increased writings without corresponding increases in home office expenses.

         Underwriting income decreased from $1,039,000 for the three months ended March 31, 1994 to $3,000 for the three months ended March 31, 1995. The combined ratio was 93% for the three months ended March 31, 1994 as compared to 100% for the three months ended March 31, 1995, due to a combination of the factors cited above.

         Interest expense increased 61% from $174,000 for the three months ended March 31, 1994 to $280,000 for the three months ended March 31, 1995. This increase is attributable to an increase in the interest rate on the bank indebtedness to an average of 8.3% for the three months ended March 31, 1995 from an average rate of 5.6% for the three months ended March 31, 1994. Collateral interest expense decreased 9% from $491,000 for the three months ended March 31, 1994 to $445,000 for the three months ended March 31, 1995. Average funds held as collateral decreased from $47,467,000 for the three months ended March 31, 1994 to $45,454,000 for the three months ended March 31, 1995. Collateral rates are adjusted at various times throughout the year in accordance with general market conditions.

         Net investment income and realized investment gains (losses) increased 42% from $1,167,000 for the three months ended March 31, 1994 to $1,658,000 for the three months ended March 31, 1995. The increase is generally due to higher investment yields received due to general increases in interest rates during 1994. Net realized investment gains recognized increased from a loss of $104,000 for the three months ended March 31, 1994 to a gain of $67,000 for the three months ended March 31, 1995. The investments sold during the three months ended March 31, 1995 were primarily fixed income investments including mortgage-backed and municipal bond securities.

         Income before income taxes decreased from $1,541,000 for the three months ended March 31, 1994 to $936,000 for the three months ended March 31, 1995 due to the factors outlined above.

         The effective tax rate was 26% for the three months ended March 31, 1994 as compared to an effective rate of 1% for the three months ended March 31, 1995. The lower effective tax rate is primarily due to a higher proportion of the income before income taxes attributable to tax advantaged investments in 1995 versus 1994, as well as a reduction in the Company's deferred tax asset valuation allowance of $50,000. The reduction in the valuation allowance was made because of continuing favorable development regarding the Company's ability to retain the
         full  tax  benefits  of  the  salvage  and   subrogation   fresh  start
         adjustment.

         Net income decreased from $1,134,000 for the three months ended March 31, 1994 to $927,000 for the three months ended March 31, 1995 due to the factors outlined above.


         Liquidity and Capital Resources

         As of March 31, 1995, the Company held total cash and cash equivalents and invested assets of $107,421,000. This amount includes an aggregate of $43,982,000 in funds held as collateral which is shown as a liability on the Company's consolidated balance sheets. As of March 31, 1995, the Company's invested assets consisted of $15,262000 in fixed maturities, held at amortized cost, $82,768,000 in fixed maturities, held at market value, $6,059,000 in common equity securities, $1,853,000 in preferred equity securities, $268,000 in other invested assets and $25,000 in short-term investments, including certificates of deposit with original maturities less than one year.

         Because the Company depends primarily on dividends from its insurance subsidiaries for its net cash flow requirements, absent other sources of cash flow, the Company cannot pay dividends materially in excess of the amount of dividends that could be paid by the insurance subsidiaries to the Company. The Company's insurance subsidiaries are subject to state regulations which restrict the amount of stockholder dividends which may be paid within any one year without the approval of the California Department of Insurance. The California Insurance Code provides that amounts may be paid as dividends on an annual noncumulative basis without prior approval up to a maximum of the greater of (1) statutory net income for the preceding year or (2) 10% of statutory surplus as regards policyholders as of the preceding December 31.

         On August 6, 1993, the Company entered into a revolving credit agreement with Union Bank for $12,500,000. The bank loan has a variable rate based upon fluctuations in the London Interbank Offered Rate (LIBOR) with amortizing principal payments beginning July 15, 1995 and maturing July 15, 1999. The annual interest rate at March 31, 1995 was 8.4%.

         On April 24, 1995, the debt agreement was amended to increase the amount available under the revolving line of credit from $12,500,000 to $15,000,000. The repayment schedule was also revised to extend the principal payments until the year 2000 from 1999. The first principal payment in the amount of $2,500,000 is still due on July 15, 1995. Certain changes were also made to the interest rate calculation as well as various financial convenants of the debt agreement which are not currently significant, but could ultimately result in a decrease in the margin paid on the revolving line of credit.

         The Company is a party to a lease with Trillium/Woodland Hills regarding its corporate headquarters. Such lease contains provisions for scheduled lease charges and escalations in base rent over the lease term. The Company's minimum lease commitment for the remainder of 1995 is approximately $1,408,000. This lease expires in July 1998.

         Other than the Company's obligations with respect to funds held as collateral and the Company's obligation to pay claims as they arise, the Company's commitments to pay principal and interest on the bank debt and the payment of lease expenses as noted above, the Company has no significant cash commitments.

         The Company believes that its cash flows from operations and other present sources of capital are sufficient to sustain its needs for at least the remainder of 1995.

         The Company generated $532,000 in cash from operating activities for the three months March 31, 1994 as compared to using $2,286,000 for the three months ended March 31, 1995. The Company used $6,317,000 in cash for investing activities for the three months ended March 31, 1994 as compared to generating $2,531,000 for the three months ended March 31, 1995. The Company generated $5,949,000 in cash from financing activities for the three months ended March 31, 1994 as compared to using $3,007,000 for the three months ended March 31, 1995.

         The table on the next page shows, for the periods indicated, the net premiums written, net premiums earned, net losses and loss adjustment expenses and loss ratios for the Company's five major types of bonds:


                                    TABLE 1

                 AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                 SUMMARY OF PREMIUMS AND LOSSES BY PRODUCT LINE
                             (Dollars in thousands)


                                                                 Three months ended                     Year ended
                                                                      March 31,                        December 31,
                                                            ----------------------------         --------------------------
                    Type of Bond                               1995              1994              1994             1993
                    ------------                            ----------         ---------         ---------       ----------

Contract performance
    Net premiums written                                    $  11,164          $  9,595          $ 46,638        $  35,503
    Net premiums earned                                        12,556             9,290            41,937           31,744
    Net losses and loss adjustment expenses                     4,913             1,784            11,098            9,397
    Loss ratio                                                    39%               19%               27%              30%

Court
    Net premiums written                                   $    1,992        $    2,055        $    9,531       $    7,930
    Net premiums earned                                         1,984             2,020             9,183            7,387
    Net losses and loss adjustment expenses                        19               525             1,114              218
    Loss ratio                                                     1%               26%               12%               3%

Contractor's license
    Net premiums written                                  $       447       $       534        $    2,154       $    1,722
    Net premiums earned                                           488               431             1,833            1,680
    Net losses and loss adjustment expenses                        99               286               477              364
    Loss ratio                                                    20%               66%               26%              22%

SBA
    Net premiums written                                  $       236       $       182        $    1,213       $    1,796
    Net premiums earned                                           309               405             1,416            1,938
    Net losses and loss adjustment expenses                       196              (21)               145              614
    Loss ratio                                                    63%              (5%)               10%              32%

Miscellaneous
    Net premiums written                                   $    1,119        $    2,047        $    7,439       $    7,380
    Net premiums earned                                         1,382             1,898             7,460            7,341
    Net losses and loss adjustment expenses                       162               165             1,261            1,316
    Loss ratio                                                    12%                9%               17%              18%


                          PART II - OTHER INFORMATION

                 AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES


Item 1:               LEGAL PROCEEDINGS

         California voters passed Proposition 103, an insurance initiative which required a rollback in insurance rates for policies (and bonds) written or renewed during the twelve month period beginning November 8, 1988 and provided that changes in insurance premiums after November 8, 1988 must be submitted for approval of the California Insurance Commissioner prior to implementation. While the Proposition has the most significant impact on automobile insurance, its provisions, as written, also apply to other property and casualty insurers including surety insurers.

         On August 26, 1991,  The State of  California  enacted  Insurance  Code
         Section 1861.135 ("Section 1861.135") exempting surety insurance from the rate rollback and prior approval provisions of Proposition 103.
         Section 1861.135 does not affect Proposition 103's prohibition against excessive, inadequate or discriminatory rates. Due to the enactment of
         Section 1861.135, the Company terminated a previously established reserve for potential premium rebates.

         Subsequently, the Department of Insurance ("Department") and Voter Revolt brought a motion for writ of mandate challenging the validity of
         Section 1861.135. On March 21, 1992, the Los Angeles Superior Court concluded that Section 1861.135 did not violate the California Constitution or the provisions of Proposition 103. The Department and Voter Revolt appealed. On December 7, 1994, the Second District Court of Appeal overturned Section 1861.135 by a 2-1 vote. On February 24, 1994, the California Supreme Court agreed to hear the Company's petition for review, thereby staying the Court of Appeals opinion. Such hearing has not yet been held. The outcome of this appeal cannot be predicted; however, if this appeal is not successful, it could have a significant impact on the Company's earnings but is not expected to have a material adverse impact on the Company's financial position.

Items 2-5:            CHANGE IN SECURITIES, DEFAULTS UPON SENIOR SECURITIES,
     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS, OTHER INFORMATION

                      None

Item 6:               EXHIBITS AND REPORTS ON FORM 8-K

                      (a)  Exhibits
                               See the Exhibit Index on page 15.

                      (b)      Reports on Form 8-K
                               There  were no  reports  filed on Form 8-K during
the three months ended March 31, 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          AMWEST INSURANCE GROUP, INC.





                   Date: May 12, 1994                     by: /s/ JOHN E. SAVAGE
                                                             -------------------

                                                                  John E. Savage
                                                   President, Co-Chief Executive
                                                                         Officer
                                                     and Chief Operating Officer
                                                   (Principal Executive Officer)



                                                           by: /s/ STEVEN R. KAY
                                                              ------------------
                                                                   Steven R. Kay
                                                          Senior Vice-President,
                                                        Chief Financial Officer,
                                                          Treasurer and Director
                                                        (Principal Financial and
                                                   Principal Accounting Officer)

                 AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX


 Exhibit Number
                                     Description                       Location

        2 Plan of acquisition, reorganization, arrangement, liquidation or succession
                                                                            None

        4          Instruments defining the rights of securityholders,
                   including indentures                             Not required

       11          Statement re computation of per share earnings        Page 16

       15          Letter re unaudited interim financial information        None

       18          Letter re change in accounting principles                None

       19          Previously unfiled documents
                       Exhibit 19.1
                       First Amendment to Revolving Credit Agreement     Page 18

       20          Report furnished to security holders                     None

       23          Published report regarding matters submitted to
                   vote of security holders                                 None

       24          Consents of experts and counsel                          None

       25          Power of attorney                                        None

       28          Additional exhibits                                      None