Form 10-Q
period 1995-09-30
AMWEST INSURANCE GROUP INC
filed 1995-11-15
CIK 780118

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1995

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

As of November 13, 1995, 2,360,464 shares of common stock, $.01 par value, were outstanding.





                 THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING
              SUBMITTED PURSUANT TO RULE 300(d) OF REGULATION S-T

                 AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES


                                     INDEX


Part I. FINANCIAL INFORMATION:

Item 1
          Consolidated Statements of Operations for the three
          months and nine months ended September 30, 1995 and 1994         3

          Consolidated Balance Sheets as of September 30, 1995
          and December 31, 1994                                            4

          Consolidated Statements of Cash Flows for the three
          months and nine months ended September 30, 1995 and 1994         6

          Notes to Interim Consolidated Financial Statements               8

Item 2
          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              9

Part II. OTHER INFORMATION:

Item 1
          Legal Proceedings                                                13

Item 2
          Changes in Securities                                            13

Item 3
          Defaults Upon Senior Securities                                  13

Item 4
          Submission of Matters to a Vote of Security Holders              13

Item 5
          Other Information                                                13

Item 6
          Exhibits and Reports on Form 8-K                                 13

                         PART I - FINANCIAL INFORMATION

                                     Item 1
                 AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (In thousands, except per share data)


                                                            Three months ended                       Nine months ended
                                                              September 30,                            September 30,
                                                              -------------                            -------------
                                                       1995               1994                 1995                1994
                                                       ----               ----                 ----                ----

Underwriting revenues:
    Premiums written                              $   18,826         $   20,059           $   54,302          $   53,704
    Premiums ceded                                    (1,538)              (305)              (4,374)             (2,197)
                                                   ---------          ---------            ---------           ---------
       Net premiums written                           17,288             19,754               49,928              51,507
    Change in unearned premiums:
       Direct                                           (597)            (3,262)                (758)             (6,802)
       Ceded                                             246               (656)               1,308                (631)
                                                   ---------          ---------            ---------           ---------
          Net premiums earned                         16,937             15,836               50,479              44,074
                                                   ---------          ---------            ---------           ---------
Underwriting expenses:
    Losses and loss adjustment expenses                5,472              5,176               16,402              12,614
    Reinsurance (recoveries) refunds                      10               (789)                  38              (1,591)
                                                   ----------         ---------            ---------           ---------
       Net losses and loss adjustment expenses         5,482              4,387               16,440              11,023
    Policy acquisition costs                           8,555              8,946               25,302              23,120
    General operating costs                            2,917              2,833                8,927               9,452
                                                   ---------          ---------            ---------           ---------
       Total underwriting expenses                    16,954             16,166               50,668              43,595
                                                   ---------          ---------            ---------           ---------
          Underwriting income (loss)                     (17)              (330)                (190)                479

Net investment income                                  1,564              1,477                4,787               4,104
Net realized investment gains (losses)                   620                 35                1,229               (214)
Interest expense                                        (257)              (224)                (805)               (597)
Collateral interest expense                             (427)              (520)              (1,305)             (1,507)
                                                   ---------          ---------            ---------           ---------
    Income before income taxes                         1,483                438                3,717               2,265
Provision (benefit) for income taxes:
    Current                                              338               (462)                 868                (336)
    Deferred                                             103                524                  (90)                767
                                                   ---------          ---------            ---------           ---------
       Total provision for income taxes                  442                 62                  777                 431
                                                   ---------          ---------            ---------           ---------
          Net income                             $     1,041         $      376           $    2,940          $    1,834
                                                   =========          =========            =========           =========
Earnings per common share:
    Net income                                   $      0.43         $     0.16           $     1.22          $     0.76
                                                   =========          =========            =========           =========
    Weighted average number of common
shares outstanding                                     2,404              2,408                2,402               2,411



                 See accompanying notes to interim consolidated
                             financial statements.

                 AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                                September 30,            December 31,
                                                                                    1995                     1994
                                                                                (unaudited)

Investments:
Fixed maturities,  at  amortized  cost  (market  value of $15,724 and $14,469 at September 30, 1995 and December 31, 1994,
     respectively)                                                              $   15,473                $   15,120

Fixed maturities,  at market  value  (amortized  cost of $81,548 and  $88,056 at September 30, 1995 and December 31, 1994,
     respectively)                                                                  82,165                    84,503

Common equity  securities,  at  market  value  (cost of  $3,995 and  $4,814  at September 30, 1995 and December 31, 1994,
     respectively)                                                                   5,630                     5,300

Preferred  equity  securities,  at market  value  (cost of $1,788 and $1,500 at September 30, 1995 and December 31, 1994,
     respectively)                                                                   1,809                     1,417

Other invested assets                                                                  333                         -

Short-term investments                                                               1,059                        25
                                                                                 ---------                 ---------
Total investments                                                                  106,469                   106,365

Cash and cash equivalents                                                            5,028                     3,948
Accrued investment income                                                            1,267                     1,450
Agents balances and premiums receivable (less allowance for
     doubtful accounts of $385 and $375 at September 30, 1995 and
     December 31, 1994, respectively)                                                9,311                     7,000
Reinsurance recoverable:
     Paid loss and loss adjustment expenses                                          1,078                     1,352
     Unpaid loss and loss adjustment expenses                                          768                     1,267
Ceded unearned premiums                                                              2,959                     1,666
Deferred policy acquisition costs                                                   14,393                    15,250
Current Federal income taxes                                                           668                         -
Furniture, equipment and improvements, net                                           2,324                     1,853
Other assets                                                                         6,496                     6,562
                                                                                 ---------                 ---------
         Total assets                                                           $  150,761                $  146,713
                                                                                 =========                 =========


                 AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                September 30,             December 31,
                                                                                     1995                     1994
                                                                                 (unaudited)

Liabilities:
     Unpaid losses and loss adjustment expenses                                 $   10,207                $    8,900
     Unearned premiums                                                              34,431                    33,689
     Funds held as collateral                                                       41,435                    46,926
     Current Federal income taxes                                                        -                       313
     Deferred Federal income taxes                                                   4,010                     2,014
     Bank indebtedness                                                              12,500                    12,500
     Amounts due to reinsurers                                                         345                       183
     Other liabilities                                                               5,831                     6,194
                                                                                 ---------                 ---------
         Total liabilities                                                         108,759                   110,719

Stockholders' equity:
    Preferred stock, $.01 par value, 1,000,000
         shares authorized; issued and outstanding: none                                 -                         -
    Common stock, $.01 par value, 10,000,000
         shares authorized, issued and outstanding: 2,360,464 at
         September 30, 1995 and 2,334,089 at December 31, 1994                          24                        24
    Additional paid-in capital                                                       9,358                     9,221
    Net unrealized appreciation (depreciation) of investments
         carried at market, net of income taxes                                      1,554                   (2,080)
    Retained earnings                                                               31,066                    28,829
                                                                                 ---------                 ---------
         Total stockholders' equity                                                 42,002                    35,994
                                                                                 ---------                 ---------
                  Total liabilities and stockholders' equity                    $  150,761                $  146,713
                                                                                 =========                 =========


                 See accompanying notes to interim consolidated
                             financial statements.

                 AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                             (Dollars in thousands)

                                                                   Three months ended                       Nine months ended
                                                                     September 30,                            September 30,
                                                                     -------------                            -------------
                                                                1995                1994                 1995                1994
                                                                ----                ----                 ----                ----

Cash flows from operating activities:

     Net income                                              $   1,041          $      376             $  2,940           $  1,834
    Adjustments to reconcile net income to cash provided
         by operating activities:

       Change in agents' balances and premiums
            receivable and unearned premiums                       869               2,666               (1,569)             3,633
       Change in accrued investment income                          18                  98                  183                348
       Change in unpaid losses and loss adjustment
            expenses                                              (718)                972                1,307                413
       Change in reinsurance recoverable on paid and
            unpaid losses and loss adjustment expenses
            and ceded unearned premiums                            416               1,331                 (520)             1,743
       Change in amounts due to reinsurers                          36                  85                  162                197
       Change in reinsurance funds held, net                         -                (778)                   -             (2,115)
       Change in other assets and other liabilities              2,918               1,086                 (297)             1,882
       Change in income taxes, net                                (439)                (10)                (857)              (484)
       Change in deferred policy acquisition costs                 416                (802)                 857             (3,129)
       Net realized (gain) loss on sale of fixed
            maturities                                            (226)                (11)                (758)               161
       Net realized (gain) loss on sale of equity
            securities                                            (394)                  -                 (571)                 4
       Net realized loss on sale of fixed assets                     -                   1                    4                  1
       Provision for depreciation and amortization                 225                 359                  780              1,095
                                                             ---------           ---------            ---------          ---------
          Net cash provided (used) by operating
            activities                                           4,162               5,373                1,661              5,583

Cash flows from investing activities:

    Cash received from investments sold, matured,
         called or repaid:
         Investments held-to-maturity                            1,473                   -                1,521                  -
         Investments available-for-sale                         22,042               9,460               64,550             55,943
    Cash paid for investments acquired:
         Investments held-to-maturity                           (1,789)                  -               (1,949)            (1,527)
         Investments available-for-sale                        (23,557)            (12,495)             (56,638)           (66,193)
    Amortization of discount on bonds                               25                  59                 (753)               421
    Capital expenditures, net                                     (414)               (245)              (1,255)              (559)
                                                             ---------           ---------            ---------          ---------
        Net cash provided (used) by investing activities        (2,220)             (3,221)               5,476            (11,915)

                AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                             (Dollars in thousands)

                                                                   Three months ended                       Nine months ended
                                                                     September 30,                            September 30,
                                                                     -------------                            -------------
                                                                1995                1994                 1995                1994

Cash flows from financing activities:

    Proceeds from issuance of common stock                         139                  57                  137                104
    Change in funds held as collateral                          (1,077)              2,662               (5,491)             8,469
    Dividends paid                                                (237)               (213)                (703)              (638)
                                                             ---------           ---------            ---------          ---------
       Net cash provided (used) by financing activities         (1,175)              2,506               (6,057)             7,935
                                                             ---------           ---------            ---------          ---------
Net increase (decrease) in cash and cash equivalents               767               4,658                1,080              1,603

Cash and cash equivalents at beginning of period                 4,261               3,668                3,948              6,723
                                                             ---------           ---------            ---------          ---------
Cash and cash equivalents at end of period                  $    5,028          $    8,326           $    5,028         $    8,326
                                                             =========           =========            =========          =========




Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest                                              $      684           $      744           $    2,110         $    2,104
Income taxes                                                 880                  423                1,848                942

Cash received during the period on:
     Investments sold prior to maturity                    $   19,969           $    8,760           $   48,397         $   54,416
     Investments held to maturity                               3,546                  700               17,674              1,527




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

         (3) Investments

         Proceeds from the sale of fixed maturities, held-to-maturity during three months ended September 30, 1995 were $420,244. The proceeds resulted from the sale of a municipal bond with an amortized cost of $412,505. The municipal bond was purchased by the Company as a special deposit to be held by the California Department of Insurance. The California Department of Insurance subsequently rejected the municipal bond and the Company liquidated the security. The Company purchased two new municipal bonds at $390,530 for the California Department of Insurance to hold as special deposits. Such rejection, which led to liquidation of the security, was not foreseeble by the Company.

                Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         Results of Operations

         Premiums written decreased 6% from $20,059,000 for the three months ended September 30, 1994, to $18,826,000 for the three months ended September 30, 1995. This decrease is attributed to a reduction in premiums written in all major product lines. Premiums written increased 1% from $53,704,000 for the nine months ended September 30, 1994, to $54,302,000 for the nine months ended September 30, 1995.

         Despite a decrease in premiums written of 6% for the three months and an increase of only 1% for the nine months, net premiums earned increased 7% and 15% from $15,836,000 and $44,074,000 for the three months and nine months ended September 30, 1994, respectively, to $16,937,000 and $50,479,000 for the three months and nine months ended September 30, 1995, respectively. This increase in premiums earned is due to the significant increase in written premiums during the last six months of 1994. The Company generally earns premiums ratably over the assigned bond terms.

         Net losses and loss adjustment expenses increased 25% and 49% from $4,387,000 and $11,023,000 for the three months and nine months ended September 30, 1994, respectively, to $5,482,000 and $16,440,000 for the three months and nine months ended September 30, 1995, respectively. The loss ratio for the three months and nine months ended September 30, 1994, respectively, was 28% and 25%, compared to 32% and 33 % for the three months and nine months ended September 30, 1995, respectively. The increase in the loss ratio is primarily attributable to increased loss severity in the contract performance product line.

         Policy acquisition costs as a percentage of net premiums earned decreased from 57%, or $8,946,000, for the three months ended September 30, 1994, to 51%, or $8,555,000, for the three months ended September 30, 1995. Such decrease is primarily attributable to an increase in the amount of contingent commissions earned by the Company under its reinsurance treaties during the quarter. The policy acquisition cost ratio declined slightly from 52%, or $23,120,000 for the nine months ended September 30, 1994, as compared to 50%, or $25,302,000 for the nine months ended September 30, 1995.

         General operating costs as a percentage of net premiums earned decreased slightly from 18%, or $2,833,000, and 21%, or $9,452,000, for the three months and nine months ended September 30, 1994, respectively, as compared to 17%, or $2,917,000, and 18%, or $8,927,000, for the three months and nine months ended September 30, 1995, respectively. This improvement in the general operating cost ratio is a continuation of the Company's ability to service increased writings without corresponding increases in home office expenses.

         The Company's underwriting loss decreased from $330,000 for the three months ended September 30, 1994, to $17,000 for the three months ended September 30, 1995. The combined ratio decreased slightly from 102% for the three months ended September 30, 1994 to 100% for the three months ended September 30, 1995. Underwriting income decreased from income of $479,000 for the nine months ended September 30, 1994, to a loss of $190,000 for the nine months ended September 30, 1995. The combined ratio increased from 99% for the nine months ended September 30, 1994 to 100% for the nine months ended September 30, 1995.

         Interest expense increased 15% and 35% from $224,000 and $597,000 for the three months and nine months ended September 30, 1994, respectively, to $257,000 and $805,000 for the three months and nine months ended September 30, 1995, respectively due to an increase in the interest rate on bank indebtedness. The average interest rate on bank indebtedness for the nine months ended September 30, 1994 and 1995 was 6.3% and 8.1%, respectively. Collateral interest expense decreased from $520,000 and $1,507,000 for the three months and nine months ended September 30, 1994, respectively, to $427,000 and $1,305,000 for the three months and nine months ended September 30, 1995, respectively. This decrease is attributed to an overall reduction in average funds held as collateral from $51,528,000 and $48,625,000 for the three months and nine months ended September 30, 1994, respectively, to $41,974,000 and $44,181,000 for the three months and nine months ended September 30, 1995, respectively. Rates paid on collateral balances are adjusted at various times throughout the year in accordance with general market conditions.

         Net investment income increased 6% and 17% from $1,477,000 and $4,104,000 for the three months and nine months ended September 30, 1994, respectively, to $1,564,000 and $4,787,000 for the three months and nine months ended September 30, 1995, respectively. The increases are primarily attributed to higher investment yields received due to general increases in interest rates during 1994 which benefit has a greater impact on 1995 yields. Net realized investment gains/losses also increased from a realized gain of $35,000 and a realized loss of $214,000 for the three months and nine months ended September 30, 1994, respectively, to realized gains of $620,000 and $1,229,000 for the three months and nine months ended September 30, 1995, respectively. The investment portfolio experienced significant market value gains during 1995 due to a decline in interest rates during 1995 and market value gains in common stocks. The Company has realized some of the gains on fixed income and common equity securities.

         Income before income taxes increased from $438,000 and $2,265,000 for the three months and nine months ended September 30, 1994, respectively, to $1,483,000 and $3,717,000 for the three months and nine months ended September 30, 1995, respectively, due to the factors outlined above.

         The effective tax rate was 14% and 19% for the three months and nine months ended September 30, 1994 as compared to effective tax rates of 30% and 21% for the three months and nine months ended September 30, 1995. The higher effective tax rate for the three months ended September 30 is primarily due to less tax advantaged investment income as a percentage of total income for the 1995 third quarter as compared to the corresponding 1994 period.

         Net income increased from $376,000, or $.16 per share and $1,834,000, or $.76 per share for the three months and nine months ended September 30, 1994, respectively, to $1,041,000, or $.43 per share and $2,940,000, or $1.22 per share for the three months and nine months ended September 30, 1995, respectively, due to the factors outlined above.


         Liquidity and Capital Resources

         As of September 30, 1995, the Company held total cash and cash equivalents and invested assets of $111,497,000. This amount includes an aggregate of $41,435,000 in funds held as collateral which is shown as a liability on the Company's consolidated balance sheets. As of September 30, 1995, the Company's invested assets consisted of $15,473,000 in fixed maturities, held at amortized cost, $82,165,000 in fixed maturities, held at market value, $5,630,000 in common equity securities, $1,809,000 in preferred equity securities, $333,000 in other invested assets and $1,059,000 in short-term investments, including certificates of deposit with original maturities less than one year.

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

         On August 6, 1993, the Company entered into a revolving credit agreement with Union Bank for $12,500,000. The debt agreement was amended on April 24, 1995 to increase the amount available under the revolving line of credit from $12,500,000 to $15,000,000. The amounts available are reduced by $2,500,000 each year beginning on July 15, 1995 and ending on July 15, 2000. Accordingly at September 30, 1995, $12,500,000 is available under the revolving line of credit, all of which is currently utilized. The bank loan has a variable rate based upon fluctuations in the London Interbank Offered Rate (LIBOR) with amortizing principal payments. The annual interest rate at September 30, 1995 was 7.9%.

         The Company is a party to a lease with Trillium/Woodland Hills regarding its corporate headquarters. Such lease contains provisions for scheduled lease charges and escalations in base rent over the lease term. The Company's minimum lease commitment for the remainder of 1995 and 1996 is approximately $2,346,000. This lease expires in July 1998.

         Other than the Company's obligations with respect to funds held as collateral and the Company's obligation to pay claims as they arise, the Company's commitments to pay principal and interest on the bank debt and the payment of lease expenses as noted above, the Company has no significant cash commitments.

         The Company believes that its cash flows from operations and other present sources of capital are sufficient to sustain its needs for at least the remainder of 1995 and through 1996.

         The Company generated $5,373,000 and $5,583,000 in cash from operating activities for the three months and nine months ended September 30, 1994 as compared to generating $4,162,000 and $1,661,000 for the three months and nine months ended September 30, 1995. The Company used $3,221,000 and $11,915,000 in cash for investing activities for the three months and nine months ended September 30, 1994 as compared to using $2,220,000 and generating $5,476,000 for the three months and nine months ended September 30, 1995. The Company generated $2,506,000 and $7,935,000 in cash from financing activities for the three months and nine months ended September 30, 1994 as compared to using $1,175,000 and $6,057,000 for the three months and nine months ended September 30, 1995.

         The table on the next page shows, for the periods indicated, the net premiums written, net premiums earned, net losses and loss adjustment expenses and loss ratios for the Company's five major types of bonds:

                                    TABLE 1

                 AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                 SUMMARY OF PREMIUMS AND LOSSES BY PRODUCT LINE
                             (Dollars in thousands)


                                             Three months ended              Nine months ended                  Year ended
                                                September 30,                  September 30,                   December 31,
             Type of Bond                   1995            1994            1995           1994            1994            1993
             ------------                   ----            ----            ----           ----            ----            ----

Contract performance
   Net premiums written                    $  12,817       $  14,160       $  36,994      $  35,949        $ 46,638       $  35,503
   Net premiums earned                        12,158          10,770          36,413         29,305          41,937          31,744
   Net losses and loss adjustment
       expenses                                5,084           3,760          14,831          8,885          11,098           9,397
   Loss ratio                                    42%             35%             41%            30%             27%             30%

Court
   Net premiums written                   $    2,333      $    2,716      $    6,396     $    7,069      $    9,531      $    7,930
   Net premiums earned                         2,327           2,407           6,461          6,686           9,183           7,387
   Net losses and loss adjustment
       expenses                                  231             242             338            828           1,114             218
   Loss ratio                                    10%             10%              5%            12%             12%              3%

Contractor's license
   Net premiums written                  $       370      $               $    1,180     $    1,667      $    2,154      $    1,722
                                                                 489
   Net premiums earned                           469             453           1,443          1,358           1,833           1,680
   Net losses and loss adjustment
       expenses                                   57              72             403            301             477             364
   Loss ratio                                    12%             16%             28%            22%             26%             22%

SBA
   Net premiums written                  $       284      $              $       802     $               $    1,213      $    1,796
                                                                 371                            902
   Net premiums earned                           297             346             915          1,097           1,416           1,938
   Net losses and loss adjustment
       expenses                                 (55)            (11)             196             49             145             614
   Loss ratio                                  (19%)            (3%)             21%             4%             10%             32%

Miscellaneous
   Net premiums written                   $    1,485      $    2,018      $    4,556     $    5,920      $    7,439      $    7,380
   Net premiums earned                         1,686           1,860           5,247          5,628           7,460           7,341
   Net losses and loss adjustment
       expenses                                  165             324             672            960           1,261           1,316
   Loss ratio                                    10%             17%             13%            17%             17%             18%



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

                  Subsequently, the Department of Insurance ("Department") and Voter Revolt brought a motion for writ of mandate challenging the validity of Section 1861.135. On March 21, 1992, the Los Angeles Superior Court concluded that Section 1861.135 did not violate the California Constitution or the provisions of Proposition 103. The Department and Voter Revolt appealed. On December 7, 1993, the Second District Court of Appeal overturned Section 1861.135 by a 2-1 vote. On February 24,
                  1994, the California Supreme Court agreed to hear the Company's petition for review, thereby staying the Court of Appeals opinion. Such hearing has been scheduled for December 5, 1995. The outcome of this appeal cannot be predicted; however, if this appeal is not successful, it could have a significant impact on the Company's earnings but is not expected to have a material adverse impact on the Company's financial position.

Items 2-5:        CHANGE IN SECURITIES, DEFAULTS UPON SENIOR SECURITIES,
                       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS,
                  OTHER INFORMATION

                  None

Item 6:           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits
                           ee the Exhibit Index on page 15.

                  (b)      Reports on Form 8-K
                           There were no reports filed on Form 8-K during the three months ended September 30, 1995.

                                                           SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                AMWEST INSURANCE GROUP, INC.





         Date:  November 14, 1995             by:  /s/     JOHN E. SAVAGE
                                                   --------------------------
                                                          John E. Savage
                                                 President, Co-Chief Executive
                                                             Officer
                                                  and Chief Operating Officer
                                                 (Principal Executive Officer)


                                              by:  /s/      STEVEN R. KAY
                                                  ----------------------------
                                                          Steven R. Kay
                                                      Senior Vice-President,
                                                     Chief Financial Officer,
                                                     Treasurer and Director
                                                    (Principal Financial and
                                                  Principal Accounting Officer)

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

       19          Previously unfiled documents                           None

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