Form 10-K
period 1995-12-31
AMWEST INSURANCE GROUP INC
filed 1996-03-29
CIK 780118

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                         Commission file number: 1-9580

                          AMWEST INSURANCE GROUP, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                            95-2672141
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

6320 Canoga Avenue, Suite 300
Woodland Hills, California                                               91367
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:             (818) 704-1111

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                  Name of each exchange on
                                                          which registered

Common Stock, $.01 par value                     American Stock Exchange, Inc.
Stock Purchase Rights                             Pacific Stock Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( ).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X ) As of March 27, 1996, 3,320,067 shares of common stock, $.01 par value, were outstanding (including approximately 951,000 shares issued in conjunction with the Merger described herein). As of March 27, 1996, the market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's common stock as reported by the American Stock Exchange, Inc. on such date, was $27,693,322.

                       DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the registrant's definitive proxy statement for the 1996 Annual Meeting of stockholders (incorporated by reference under Part III).

                                TABLE OF CONTENTS


  Item                               PART I                             Page

    1.    Business                                                        1
          General                                                         1
          Products                                                        2
          Underwriting and Collateral                                     3
          Statutory Net Premiums Written to Statutory
               Policyholders' Surplus Ratio                               3
          Combined Ratios                                                 4
          Reinsurance                                                     4
          Reserves                                                        5
          Investments                                                     9
          Marketing and Growth                                           12
          Competition                                                    12
          Employees                                                      13
          Government Regulation                                          13
    2.    Properties                                                     14
    3.    Legal Proceedings                                              14
    4.    Submission of Matters to a Vote of Security Holders            15

                                     PART II

    5.    Market for Registrant's Common Equity and Related
                Stockholder Matters                                      16
          Market Information                                             16
          Holders                                                        16
          Dividends                                                      16
    6.    Selected Financial Data                                        17
    7.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       19
          Results of Operations                                          19
          The Merger                                                     22
          Liquidity and Capital Resources                                22
    8.    Financial Statements and Supplementary Data                    23
    9.    Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                    24

                                    PART III

   10.    Directors and Executive Officers of the Registrant             25
   11.    Executive Compensation                                         25
   12.    Security Ownership of Certain Beneficial Owners
               and Management                                            25
   13.    Certain Relationships and Related Transactions                 25

                                    PART IV

   14.    Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                       26

                                     PART I

ITEM 1.        BUSINESS

GENERAL

    Amwest Insurance Group, Inc., a Delaware corporation ("the Company"), is an insurance holding company engaged, through its two wholly-owned subsidiaries, Amwest Surety Insurance Company ("Amwest Surety") and Far West Insurance Company ("Far West"), in underwriting surety bonds. The Company operates through 33 branch offices, 8 of which are located in California and the balance of which are located in 20 other states. The Company obtains business principally through approximately 9,000 independent agents and brokers.

    The Company underwrites a wide variety of surety bonds, for small to mid-sized surety accounts through independent agents and brokers. This type of underwriting involves smaller companies and smaller bond amounts than typically written by the larger multi-line insurance companies. Bonds are underwritten using a variety of factors to help mitigate risk, including the acceptance of full or partial collateral based on the characteristics of the account. See "Business -Underwriting and Collateral."

    According to A.M. Best Company ("Best"), an insurance company rating and statistical service, property and casualty insurance companies wrote approximately $2.4 billion in surety net premiums written in 1994. The Company ranked 9th nationally when measured by net premiums written for all companies writing surety. In California, which currently is the largest market for surety business and where the Company has historically generated a significant portion of its business, the Company ranked 4th when measured by gross premiums written for all companies writing surety in 1994. As the Company's branches outside California have matured, the percentage of business generated in California has declined. In 1995 22.4% of the Company's business was generated in California as compared to 25.6% in 1994.

    The Company was incorporated in California on August 19, 1970 and reincorporated in Delaware on September 11, 1987. During the year ended December 31, 1995 the Company's wholly owned subsidiaries, Amwest Surety Insurance Company and Far West Insurance Company reincorporated from California to Nebraska. Accordingly, the Company is now registered with the Nebraska
Department of Insurance as an insurance holding company. Amwest Surety is licensed in all 50 states, the District of Columbia, Guam and Puerto Rico, and Far West is licensed in 36 states and the District of Columbia. Both subsidiaries hold certificates of authority from the United States Department of the Treasury, which qualifies them as acceptable sureties on Federal bonds, and are rated (a group rating) "A" (Excellent) by Best.

    On November 30, 1995, an Agreement and Plan of Merger (the "Merger Agreement") was executed by and between the Company and Condor Services, Inc. ("Condor"), an unaffiliated insurance holding company which provides property and casualty insurance coverages and services in California and Arizona. The merger was completed on March 14, 1996 and Condor is now part of the Amwest group. (See Item 7, page 22 "The Merger")

     The term "the Company" unless the context otherwise requires, refers to Amwest Insurance Group, Inc. and its insurance subsidiaries, Amwest Surety and Far West. The principal executive offices of the Company are located at 6320 Canoga Avenue, Suite 300, Woodland Hills, California 91367. The Company's telephone number is (818) 704-1111 and its facsimile number is (818) 592-3660.

PRODUCTS

    The Company's major products are:

    Contract performance bonds, which guarantee the performance of specific contractual obligations between the principal and the obligee and/or payments to labor and material suppliers. Included within this product are contract performance bonds which are partially guaranteed by the Small Business Administration ("SBA").

    Court bonds, which guarantee that the principal will adequately discharge the obligations set by a court. These bonds principally consist of bail and immigration bonds for which the agent is generally primarily liable.

    Commercial Surety bonds, which includes all non-contract surety bonds including numerous types of license and permit, miscellaneous and judicial bonds for which the Company is primarily liable.

    The following tables show, for the periods indicated, the net premiums written, net premiums earned, losses and loss adjustment expenses and loss ratios for the Company's three major types of bonds:


NET PREMIUMS WRITTEN
                                                                 Years ended December 31,
                                               1995                        1994                        1993
                                                                 (Dollars in thousands)
                                    ------------------------------------------------------------------------------------
Type of Bond
     Contract performance                $48,227        75.1%        $47,851        71.5%       $  37,299        70.8%
     Court                                 8,571        13.3           9,531        14.2            7,930        14.6
     Commercial Surety                     7,473        11.6           9,593        14.3            9,102        20.0
                                    ------------- ------------- ------------- ------------- -------------- -------------

         Total                           $64,271       100.0%      $  66,975       100.0%       $  54,331       100.0%
                                    ============= ============= ============= ============= ============== =============

NET PREMIUMS EARNED
                                                                 Years ended December 31,
                                               1995                        1994                        1993
                                                                 (Dollars in thousands)
                                    ------------------------------------------------------------------------------------
Type of Bond
     Contract performance                $49,738        73.9%      $  43,353        70.1%       $  33,682        67.3%
     Court                                 8,749        13.0           9,183        14.9            7,387        14.7
     Commercial Surety                     8,811        13.1           9,293        15.0            9,021        18.0
                                    ------------- ------------- ------------- ------------- -------------- -------------

         Total                           $67,298       100.0%      $  61,829       100.0%       $  50,090       100.0%
                                    ============= ============= ============= ============= ============== =============

LOSSES & LOSS ADJUSTMENT EXPENSES AND LOSS RATIOS
                                                                 Years ended December 31,
                                               1995                        1994                        1993
                                                                   (Dollars in thousands)
                                    ------------------------------------------------------------------------------------
Type of Bond
     Contract performance                $20,045        40.3%      $  11,250        36.7%       $  10,114        61.3%
     Court                                   467         5.3           1,114        12.1              218         3.0
     Commercial Surety                     1,622        18.4           1,740        42.9            1,680        39.6
                                    ------------- ------------- ------------- ------------- -------------- -------------

         Total                           $22,134        32.9%      $  14,104        22.8%       $  12,012        23.8%
                                    ============= ============= ============= ============= ============== =============


    The loss ratio can be substantially affected by the size and timing of losses, as well as by underwriting standards and procedures.

UNDERWRITING AND COLLATERAL

    The Company individually analyzes the risk associated with each application it receives, except for selected categories of miscellaneous bonds. This underwriting evaluation includes verifying the credit history and financial resources of the applicant. The Company maintains control of the underwriting process through the use of authority limits for each underwriter, through committee underwriting of larger risks and through a system of limited delegation. The Company requires many contract bonds to be collateralized and will occasionally require collateral on other types of bonds based upon risk characteristics. Collateral can consist of irrevocable letters of credit, certificates of deposit, cash, savings accounts, publicly traded securities and trust deeds or mortgages on real property. The principal form of collateral accepted by the Company currently consists of irrevocable letters of credit and certificates of deposit. Total collateral held as of December 31, 1995 had a value of approximately $266,078,000. Trust deeds and mortgages on real property held as collateral are not reflected in this figure due to the inexact nature of their disposition values. The Company reflects in its consolidated financial statements only funds received as collateral on which net earnings inure to the benefit of the Company. This amounted to $37,650,000 at December 31, 1995.

STATUTORY NET PREMIUMS WRITTEN TO STATUTORY POLICYHOLDERS' SURPLUS RATIO

    This ratio reflects the leverage of the Company's current volume of net business in relation to its policyholders' surplus. There are no legal requirements governing this ratio, but guidelines established by the National Association of Insurance Commissioners ("NAIC") have historically provided that the ratio should not exceed 3.0 to 1. The following table shows, for the years indicated, the insurance subsidiaries' consolidated ratios:

                                                                   Years ended December 31,
                                                 1995          1994          1993          1992          1991
                                                                  (Dollars in thousands)
                                             ---------------------------------------------------------------------

Statutory net premiums written                    $64,271     $  66,975     $  54,331     $  46,697     $  50,812
Statutory policyholders' surplus                   36,813        34,004        33,354        31,109        26,124
Ratio                                                1.75          1.97          1.63          1.50          1.95


    In December 1993, the NAIC adopted a Risk-Based Capital ("RBC") Model Law for property and casualty companies. The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk and off-balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels. The Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer as its financial condition deteriorates. These RBC levels are based on the percentage of an insurer's surplus to its calculated RBC.

    A company's RBC is required to be disclosed in its statutory annual statement, however, the detailed RBC calculation as well as a company's corrective action plan will remain confidential. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. The Company has calculated it's RBC requirement as of December 31, 1995 and found that it exceeded the highest level of recommended capital requirement.

COMBINED RATIOS

    The combined ratio is the sum of (1) the ratio of losses and loss adjustment expenses incurred (including a provision for incurred but not reported losses) to net premiums earned (the "loss ratio") and (2) the ratio of policy acquisition and general operating costs to net premiums earned (the "expense ratio").

    The following table shows the loss ratios, expense ratios and combined ratios of the Company as derived from data prepared in accordance with generally accepted accounting principles. Generally, if the combined ratio is below 100% an insurance company has an underwriting profit; if it is above 100% the company has an underwriting loss.

                                                                   Years ended December 31,
                                                 1995          1994          1993          1992          1991
                                             ------------- ------------- ------------- ------------- -------------

Loss Ratio                                         32.9%         22.8%         24.0%         22.7%         20.4%
Expense Ratio                                      69.9          72.0          72.5          74.4          80.6
                                             ------------- ------------- ------------- ------------- -------------

Combined Ratio                                    102.8%         94.8%         96.5%         97.1%        101.0%
                                             ============= ============= ============= ============= =============


REINSURANCE

    A reinsurance transaction occurs when an insurance company remits or "cedes" a portion of the premium to a reinsurer as payment for the reinsurer's assumption of a portion of the risk. Reinsurance does not legally discharge the insurer from its primary liability for the full amount of the policies, and the ceding company must pay the loss if the assuming company fails to meet its obligations under the reinsurance agreement. The practice of insurers, however, is to account for reinsured risks to the extent of the reinsurance ceded as though they were not risks for which the original insurer is liable. The Company evaluates and monitors the financial condition of its reinsurers in order to minimize its exposure to significant losses from reinsurer insolvencies.

    The Company purchases reinsurance for protection against liabilities in excess of certain limits. The Company imposes stricter underwriting standards with respect to bonds with penal amounts in excess of reinsured limits.

    The Company maintains an excess of loss reinsurance treaty with a group of reinsurers lead by Kemper Reinsurance Company and Underwriters Reinsurance Company, (the "Kemper Treaty"). Kemper Reinsurance Company is a 32.5% participant, Underwriters Reinsurance Company has a 32.5% participation, Allstate Insurance Company has a 25% participation and SOREMA North America Reinsurance Company has a 10% participation in the treaty. Kemper Reinsurance Company is rated "A-" (Excellent), Underwriters Reinsurance Company is rated "A+" (Superior), Allstate Insurance Company is rated "A" (Excellent) and SOREMA North American is rated "A-" (Excellent) by Best.

    The Kemper Treaty may be canceled at the election of either party by providing notice of cancellation 90 days prior to any anniversary. The Kemper Treaty limits the Company's exposure on any one principal (the person or entity for whose account the surety contract is made, and whose debt or obligation is the subject of the surety contract) to the first $500,000 of loss and to losses in excess of $6,000,000 with an annual aggregate deductible of $7,000,000. Coverage is provided for most types of bonds which the Company writes except SBA guaranteed bonds and bail bonds, which are not covered by the treaty. The reinsurers' maximum exposure under the Kemper Treaty is $21,000,000 of losses discovered during any one contract period (October 1 to October 1).

    The Company also maintains a semiautomatic bond facultative reinsurance contract. The contract also applies to most types of bonds the Company writes with single bond penalty limits up to $10,000,000 or multiple bonds under a specific aggregate work program per principal with limits up to $20,000,000 for contract surety bonds and $25,000,000 for commercial surety bonds. The Company's retention under the contract is $6,000,000 plus 12% of the reinsured amount. The Company's aggregate retention is additionally reinsured by the aforementioned excess of loss reinsurance treaty, further limiting the Company's net exposure.

    The Company's insurance subsidiaries also issue contract bonds under the SBA Surety Guarantee Program. Industry practice is to account for SBA guarantees as reinsurance transactions. The purpose of the SBA Surety Guarantee Program is to assist small contractors, who have not established credit or who fail to meet a surety's normal underwriting standards, in obtaining bonds. An SBA guarantee covers between 80% and 90% of the surety's liability up to $1,250,000 per bond.

    At various times, Congress has considered eliminating the Small Business Administration program. Commencing in January, 1991, the Company voluntarily decided to significantly scale back its SBA Surety Guarantee Program. During 1995, the SBA line of business made up only 1.5% of the Company's total premiums written. As such, any change in the program is not expected to have a material adverse effect on Company revenues or profits.

RESERVES

    The Company maintains reserves for losses and loss adjustment expenses with respect to both reported and unreported claims. The amount of loss reserves for reported claims, including related loss adjustment expense reserves, is generally based upon a case-by-case evaluation of the type of loss. All reserves for reported claims are net of anticipated collateral and other non-reinsurance recoveries. Reserves for incurred but not reported claims are based on Company experience. An amount is included in the reserves for unallocated loss adjustment expenses consisting of the costs for the Company's claims, legal and subrogation departments to settle claims incurred prior to year end.

    The loss settlement period on most of the Company's insurance claims is relatively short. Nevertheless, it is often necessary to adjust estimates of liability on a claim either upward or downward between the time a claim is reported and the time of payment. The liability for unpaid loss and loss adjustment expenses is an accounting estimate, the accuracy of which is limited by the availability of information at the time the reserve is set. The Company does not discount its claim reserves for financial reporting purposes. While the Company may make implicit provisions for inflation or increasing costs in establishing reserves for known claims, the relatively short claim to payment period and the nature of the insured losses makes provisions for inflation or increasing costs generally unnecessary.

    The following table sets forth a reconciliation of the statutory liability for losses and loss adjustment expenses (1) for the periods shown:

                                                                                     December 31,
                                                                           1995          1994           1993
                                                                                (Dollars in thousands)
                                                                       ------------------------------------------
Statutory liability for losses and loss adjustment expenses at
     beginning of year                                                        7,633       $  6,460       $ 6,608

Provision for losses and loss adjustment expenses occurring in
     current year                                                            22,401         14,983        13,747

Decrease in estimated losses and loss adjustment expenses for claims
     occurring in prior years                                                 (267)          (879)       (1,735)

Losses and loss adjustment expense payments for claims occurring during:
              Current year                                                 (14,418)        (9,161)       (8,672)
              Prior years                                                   (5,342)        (3,770)       (3,488)
                                                                       ------------- -------------- -------------

Statutory liability for losses and loss adjustment expenses at end
     of year                                                                 10,007       $  7,633       $ 6,460
                                                                       ============= ============== =============


      (1) Amounts reflect the liability for losses and loss adjustment expenses net of reinsurance recoverable on unpaid loss and loss adjustment expenses.

    The table on page 8 discloses the cumulative development of unpaid losses and loss adjustment expenses of the Company from 1985 through 1995. The top line of this table depicts the estimated net liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated net amount of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not reported to the Company. The lower portion of the table shows the re-estimated amount of the previously recorded net liability based on experience as of the end of each succeeding year. Estimated gross liability and the re-estimated amount of previously recorded gross liability for 1995, 1994 and 1993 are shown below the table.

    The increase or decrease in estimated losses and loss adjustment expenses for losses occurring in prior years reflects the net effect of the resolution of losses for other than full reserve value and subsequent readjustment of loss values as of December 31st of the applicable years.

    The difference between the reserves reported in the Company's consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP") and those reported in the annual statements filed with the Nebraska Department of Insurance in accordance with statutory accounting principles ("SAP") is as follows:



                                                                                     December 31,
                                                                           1995          1994           1993
                                                                                     (Dollars in thousands)
                                                                       ------------------------------------------

Reserves reported on a SAP basis                                            $10,007       $  7,633       $ 6,460

Reinsurance recoverable on unpaid loss and loss adjustment expenses             989          1,267         2,448
                                                                       ------------- -------------- -------------

Reserves reported on a GAAP basis                                           $10,996       $  8,900      $  8,908
                                                                       ============= ============== =============


    In accordance with Financial Accounting Standards Board Statement No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts, reinsurance recoverable on unpaid losses and loss adjustment expenses are reported for generally accepted accounting practices as assets rather than netted against the corresponding liability for such items on the balance sheet. Since these recoverable balances are netted against the losses and loss adjustment expense liability for statutory purposes, a SAP/GAAP difference results.

    The Company attempts to estimate reserves that are adequate and neither deficient nor redundant. Therefore, no meaningful evaluation of estimated future redundancies or deficiencies can be developed from the Company's prior experience. The cumulative "redundancy/(deficiency)" shown in the table on page 8 represents the aggregate change in the estimates over prior years. For example, the 1990 liability has developed a $2,441,000 redundancy over five years. That amount has been reflected in income over the six years. The effect on income for the past three years of changes in estimates of the liabilities for losses and loss adjustment expenses is shown in the reconciliation table on page 6. The cumulative redundancy or (deficiency) as of the end of any year is due to a re-evaluation of reserves established in prior years at less than or more than the reserved values as of that date.



                                                         CUMULATIVE LOSS DEVELOPMENT
                                                                December 31,
                                                           (Dollars in thousands)


                          1985     1986      1987     1988      1989     1990     1991      1992     1993       1994     1995
                     -----------------------------------------------------------------------------------------------------------

Net liability for losses
   & loss adjustment     $2,535   $2,292    $3,072   $3,528    $7,739   $6,811    $6,306    $6,608   $6,461    $7,633   $10,007
   expenses

Net paid (cumulative) as
of:

  One year later          1,240    1,769     2,108    4,000     2,571    2,617     3,356     3,488    3,770     5,342       -
  Two years later         2,063    2,017     3,461    4,021     3,206    3,296     3,620     3,829    5,016
  Three years later       2,045    2,088     3,394    3,915     3,294    3,814     3,732     3,472
  Four years later        2,203    2,065     3,436    3,693     4,098    4,321     3,219
  Five years later        2,302    1,903     3,353    3,723     4,610    4,103
  Six years later         2,094    1,802     3,419    4,519     4,582
  Seven years later       2,051    1,868     3,348    4,425
  Eight years later       2,037    1,830     3,325
  Nine years later        2,002    1,819
  Ten years later         2,001

Net liability re-estimated  as of:

  One year later          1,710    2,462     2,886    5,513     5,635    4,449     5,326     4,873    5,581     7,366       -
  Two years later         2,266    2,114     3,618    4,650     3,364    3,927     3,858     3,296    5,202
  Three years later       2,109    2,198     3,955    3,809     4,179    4,010     3,467     3,101
  Four years later        2,235    2,207     3,485    4,014     4,378    4,188     3,432
  Five years later        2,386    1,845     3,370    4,047     4,500    4,370
  Six years later         2,017    1,806     3,428    4,480     4,881
  Seven years later       2,052    1,868     3,338    4,470
  Eight years later       2,037    1,827     3,325
  Nine years later        2,002    1,819
  Ten years later         2,001

 Net Reserve Redundancy
   (Deficiency):           $451     $473    ($253)   ($942)    $2,858   $2,441    $2,874    $3,507   $1,259      $267    -
                     ==========================================================================================================

 Net redundancy
   (deficiency) as a
   percent of original      18%      21%      (8%)    (27%)       37%      36%       46%       53%      19%        3%    -
     net liability:
                          =====================================================================================================


Gross liability for losses & loss adjustment                                                        8,906      8,900    10,996
expenses
Ceded liability for losses & loss adjustment                                                      (2,445)    (1,267)     (989)
expenses
                                                                                               -------------------------------

Net liability for losses & loss adjustment                                                          6,461      7,633    10,007
expenses
                                                                                               ===============================

Gross liability re-estimated                                                                       8,404      8,906
Ceded liability re-estimated                                                                     (3,202)    (1,540)
                                                                                               ---------------------

Net liability re-estimated                                                                        5,202      7,366
                                                                                               =====================

Gross Reserve Redundancy (Deficiency)                                                               502        (6)
                                                                                               =====================


         Note 1: The Company allocates salvage and subrogation recoverable balances by calendar year based on its best estimate of the years for which the accrued salvage and subrogation relates.

INVESTMENTS

    The Company's primary investment objectives are the protection and long-term enhancement of surplus, flexibility to respond to changing business conditions and the maximization of after-tax total return consistent with the Company's business objectives. The Company has investment management agreements with two firms to manage a significant part of the Company's investment portfolio. The Company pays each investment manager a quarterly fee based on the market value of the portfolio managed. The Company's arrangement with each investment manager is terminable by either party on 60 days prior notice. With respect to each of the investment mangers, investment guidelines have been established. These guidelines establish limits for maturity risk, quality risk and diversification risk. Guidelines are also established for investment grades, issue size and effective portfolio duration.

    Certain states or territories require the Company to deposit securities issued by such states or territories as a condition of licenser. These securities are managed in-house in accordance with guidelines established by the various states and territories. At December 31, 1995, the market value of all state deposits was approximately $10,975,000.

    The following table sets forth the composition of the Company's investment portfolio at the dates indicated:

                                                                                  December 31,
                                                     1995           1994          1993          1992          1991
                                                                        (Dollars in thousands)
                                                 ----------------------------------------------------------------------
Fixed maturities, held-to-maturity, at
     amortized cost:
Bonds:
U.S. Government                                              -    $   10,850    $    9,903    $   10,747    $   46,157
Mortgage backed securities                                   -           696             -             -             -
States, municipalities and political
     subdivisions                                            -         3,524         2,921         1,124         1,147
Certificates of deposit, at cost                             -            50            50           124           225
                                                 -------------- ------------- ------------- ------------- -------------

     Total                                                   -        15,120        12,874        11,995        47,529
                                                 -------------- ------------- ------------- ------------- -------------

Fixed maturities, available-for-sale, at market (1):

Bonds:                                                  18,755        11,434        18,235        33,636             -
U.S. Government                                          5,636             -             -             -             -
Mortgage backed securities                              17,723        27,904         7,845        13,831             -
States, municipalities and political
     subdivisions                                       31,570        28,111        43,184        20,760             -
Other                                                   17,606         8,774         4,651         3,189             -
Redeemable preferred stock, at market (1)                6,495         8,280         7,641         3,305             -
                                                 -------------- ------------- ------------- ------------- -------------

            Total                                       97,785        84,503        81,556        74,721             -
                                                 -------------- ------------- ------------- ------------- -------------

               Total fixed maturities                   97,785        99,623        94,430        86,716        47,529

Common equity securities, at market (1)                  5,588         5,300         2,848         2,944         5,008
Preferred equity securities, at market (1)               2,956         1,417         1,811           960             -
Other invested assets                                      797             -             -             -             -
Short-term investments, at cost                            745            25           155         1,174        30,935
                                                 -------------- ------------- ------------- ------------- -------------

                    Total investments                  107,871       106,365        99,244        91,794        83,472
Interest bearing cash equivalents (2)                    3,166         3,917         6,723         9,476         3,738
                                                 -------------- ------------- ------------- ------------- -------------

Total investments and cash equivalents                $111,037     $ 110,282     $ 105,967     $ 101,270    $   87,210
                                                 ============== ============= ============= ============= =============


(1) Market value is principally determined by quotations on national securities exchanges. When national securities exchange quotes are not available, quotations are determined by the Company's investment advisors.

(2)   These amounts represent gross invested bank balances.

    Prior to 1992, the company reported its investments in fixed maturities at amortized cost, as the Company had historically determined that it had the ability and intent to hold those investments to maturity. During the year ended December 31, 1992, the Company enlisted the services of investment advisors in an attempt to improve the return on its invested assets. In connection with this change, the Company determined that a certain portion of its fixed maturities should be carried at market value, because, even though management intends to hold them for an indefinite period of time, these securities may be sold in response to changes in interest rates, tax planning considerations or other aspects of asset/liability management.

    During 1993, the Company adopted Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires investments to be classified in one of three categories: held-to-maturity securities, available-for-sale securities and trading securities. Because such securities had already been appropriately classified as discussed above, there was no affect to the consolidated financial statements in 1993.

     During the fourth quarter of 1995 the Company concluded that it would no longer commit to holding any security to maturity, as this limited management from responding to changes in circumstances and perceived economic trends. Accordingly, all invested amounts have been classified at December 31, 1995 as available for sale.
    The Company's investment results, pre-tax investment yields and effective yields for the periods indicated were as follows:

                                                                  Years ended December 31,
                                                1995          1994          1993          1992          1991
Investment Results:                                                 (Dollars in thousands)
                                             ---------------------------------------------------------------------
Average invested assets (includes
   short-term investments)                      $110,675     $ 108,125     $ 103,619     $  94,240     $  80,267
Net investment income:
     Before income taxes                           6,244         5,788         4,962         5,607         5,096
     After income taxes                            4,764         4,555         3,275         4,127         3,751
Average annual yield on investments:
     Before income taxes                            5.6%          5.4%          4.8%          6.0%          6.4%
     After income taxes                             4.3           4.2           3.8           4.4           4.7
Average annual return on investments:
     Before income taxes                           14.7%        (1.5%)          8.5%          6.6%          9.7%
     After income taxes                            10.3          (.1)           6.3           4.8           6.9
Pre-Tax Investment Yield:
   Fixed maturities                                 6.0%          5.8%          5.3%          5.9%          6.8%
   Equity securities                                3.5           2.0           3.6          28.2           1.9
   Short-term investments                           5.9%          6.0%          3.1%          2.2%          6.8%

     Effective yield total investments              5.9%          5.7%          5.1%          6.1%          6.6%

Less investment expense                            (.3)         ( .3)         ( .3)         (0.1)         (0.2)
                                             ------------- ------------- ------------- ------------- -------------
     Pre-tax investment yield                       5.6           5.4           4.8           6.0           6.4
     Effective tax rate (1)                        23.7          21.3          20.1          26.4          26.4
                                             ------------- ------------- ------------- ------------- -------------

     Effective yield                                4.3%          4.2%          3.8%          4.4%          4.7%
                                             ============= ============= ============= ============= =============


(1) The effective tax rates for the periods shown above are only those effective tax rates applicable to investment income for the corresponding periods

(2) Average annual return is net investment income, realized gains (losses) and the change in unrealized gains (losses) divided by average invested assets. The effective tax rates used for average annual return are the effective tax rates applicable to net investment income, realized gains (losses) and the change in unrealized gains (losses) for the corresponding periods.

    The maturity distribution of the Company's fixed maturity investments at December 31, 1995 was as follows:

                                          Amortized Cost      Estimated
                                                             Market Value
Fixed maturities due:                          (Dollars in thousands)
                                         -----------------------------------

Within 1 year                                      $2,193            $2,200
Beyond 1 year but within 5 years                   52,567            53,353
Beyond 5 years but within 10 years                 23,824            24,902
Beyond 10 years but within 20 years                 9,677            10,037
Beyond 20 years                                     7,194             7,293
                                         ----------------- -----------------

                                                  $95,455           $97,785
                                         ================= =================


MARKETING AND GROWTH

    The Company markets its products in 50 states, the District of Columbia, Guam and Puerto Rico through approximately 9,000 independent agents and brokers. California constituted 22.4% and 25.6% of premiums written for the years ended December 31, 1995 and 1994, respectively.

    The Company also accepts business on a direct basis (i.e., without the assistance of an agent). For the years ended December 31, 1995 and 1994, direct business accounted for 4.6 % and 5.7%, respectively, of premiums written.

COMPETITION

The surety industry is a highly competitive industry. There are numerous firms, particularly in the specialty market, which compete for a limited volume of business. The largest surety company in the country has less than six percent of the total surety market. The top ten companies collectively have less than half of the total market. The industry is growing at an annual rate of only about three percent which has intensified the competition within the industry.

The Company primarily competes in the specialty market which is dominated by small, regional companies. However, some of the national, standard market companies have begun to pursue specialty market business. Pricing, service and agent commissions are the primary competitive tools. The Company has positioned itself to be competitive in pricing and agent commissions, but strives to exceed its major competitors in the quality of its service. The Company believes that its branch service network and expertise in the specialty surety niche will enable it to compete effectively, even when challenged by the larger, better capitalized, standard market companies.

EMPLOYEES

    At December 31, 1995, the Company employed 378 people.

GOVERNMENT REGULATION

    During 1995, the Company's wholly owned insurance subsidiaries, Amwest Surety Insurance Company and Far West Insurance Company redomesticated from California to the State of Nebraska, in part to reduce the Company's premium tax expenses. The redomestication had no impact on the Company's physical location, but does affect the ongoing regulation of the insurance subsidiaries and the Company. Subsequent to the redomestication, the Company became regulated by the Nebraska Department of Insurance as an insurance holding company because it controls two Nebraska domiciled insurance companies. Any person who acquires or agrees to acquire an amount of the Company's Common Stock which would cause him to own beneficially more than 10% of such stock must obtain the prior approval of the Nebraska Insurance Commissioner.

    The Company's insurance subsidiaries are required to file with the Nebraska Department of Insurance information concerning ownership, financial condition, capital structure and general business operations. The Company's insurance subsidiaries can only conduct business in states in which they are licensed. Each of the insurance subsidiaries are subject to varying degrees of regulation and supervision in the states in which they conduct business. This regulation relates to such matters as the adequacy of reserves, the type and quality of investments, minimum capital and surplus requirements, risk-based capital requirements, deposit of securities with state insurance authorities for the benefit of policyholders, restrictions on dividends, periodic examination of the insurers' affairs, claims handling procedures, and annual and other reports required to be filed with the state insurance commissioners on the financial and other condition of these companies.

    The  insurance   subsidiaries  are  also  regulated  by  the  United  States
Department of the Treasury as acceptable sureties for Federal bonds. During 1994, the Department of the Treasury changed its minimum requirement for bonding Federal obligations from $25,000 to $100,000. This change could reduce the number of Federal bonds written, however, the Company believes that it will not have a material affect on the Company's business.

    See discussion regarding Proposition 103 at Item 3 - "Legal Proceedings."

ITEM 2. PROPERTIES

    The Company leases all of its office space which, as of December 31, 1995, totaled approximately 135,000 square feet. The home office aggregates approximately 53,000 square feet. In addition, the Company leases and subleases approximately 18,000 square feet of office space in the same building as home office. Branch locations range from 270 to 4,600 square feet. See Note 12 of Notes to Consolidated Financial Statements.

    On January 26, 1996, the Company entered into a lease agreement for new home office space in the City of Calabasas, located approximately 7 miles from its current home office. The expected occupancy date for this office space is spring 1997. The lease term is for a period of 15 years and covers approximately 63,000 square feet. The Company also has the option to purchase this new home office building and land three years into the lease period at a predetermined rate for the building, with the value of land based on then existing market rates.

ITEM 3. LEGAL PROCEEDINGS

    The Company is from time to time named as a defendant in various lawsuits incidental to its surety business. Listed below are recent developments in certain legal proceedings involving the Company or its insurance subsidiaries:

    Proposition 103 - California voters passed Proposition 103, an insurance initiative which required a rollback in insurance rates for policies (and bonds) written or renewed during the twelve month period beginning November 8, 1988 and provided that changes in insurance premiums after November 8, 1988 must be submitted for approval of the California Insurance Commissioner prior to implementation. While the Proposition has the most significant impact on automobile insurance, its provisions, as written, also apply to other property and casualty insurers including surety insurers.

    On August 26, 1990, the State of California enacted Insurance Code Section 1861.135 ("Section 1861.135") exempting surety insurance from the rate rollback and prior approval provisions of Proposition 103. Section 1861.135 does not affect Proposition 103's prohibition against excessive, inadequate or discriminatory rates. Due to the enactment of Section 1861.135, the Company terminated a previously established reserve for potential premium rebates.

Subsequently, the Department of Insurance ("Department") and Voter Revolt brought a motion for writ of mandate challenging the validity of Section 1861.135. On March 21, 1991, the Los Angeles Superior Court concluded that
Section 1861.135 did not violate the California Constitution or provisions of Proposition 103. The Department and Voter Revolt appealed. On December 7, 1993, the Second District Court of Appeal overturned Section 1861.135 by a 2-1 vote. On February 24, 1994, the California Supreme Court agreed to hear the Company's petition for review, thereby staying the Court of Appeals opinion. On December 14, 1995, the Supreme Court of the State of California affirmed the decision of the Second District Court of Appeal, overturning Insurance Code Section 1861.135, which exempted the surety insurance industry from major provisions of Proposition 103. Accordingly, the Company is no longer exempted from the rate rollback and prior approval provisions contained in Proposition 103.

The Company accrued $2,000,000 during the quarter ended December 31, 1995 representing the Company's best estimate of its rollback obligations pursuant to Proposition 103, the exact amount of which has not yet been determined. Such estimate was based on a variety of factors, including but not limited to, the profitability of the Company in California during 1989 (the rollback period), a review of the various regulations promulgated by the Department of Insurance, and a review of rollback obligations of other insurance companies, including a surety company. Pursuant to the provisions of Proposition 103, the rollback amount will ultimately be determined by complex California Department of Insurance formulas but is statutorily limited to a maximum of 20% of California written premiums during 1989, plus accrued interest thereon. In the event that the Company's rollback obligation were eventually determined to be the statutory maximum, it could approximate $7,500,000 which is $5,500,000 in excess of the Company's best estimate of its ultimate rollback liability. While the current accrual represents management's best estimate of the Company's Proposition 103 rollback obligations, no assurances can be given that a final settlement with the California Department of Insurance will not result in a rollback amount which could have a significant adverse impact on the Company's future earnings, although it is not anticipated that such result would materially adversely impact the Company's financial position. Until a final settlement is reached with the California Department of Insurance, no assurances can be given as to the ultimate amount of premiums to be refunded to policyholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

    The Company's Common Stock has been traded on the American Stock Exchange under the symbol AMW since June 25, 1987 and on the Pacific Stock Exchange under the symbol AMW since April 21, 1988. The following table sets forth, for the periods indicated, the high and low sale prices per share as reported on the American Stock Exchange. This table also sets forth the amount per share of cash dividends paid by the Company with respect to its Common Stock for each of the indicated periods.

Period                          High              Low            Dividends
------                          ----              ---            ---------
                                         1993
     First Quarter               $11 1/2           $9 3/8             $.07
     Second Quarter               11 3/8            9 3/4              .07
     Third Quarter                11 1/8            9 3/4              .07
     Fourth Quarter               13 1/4           10 3/8              .07

                                         1994
     First Quarter               $14 1/2          $12                 $.09
     Second Quarter               14 1/4           12 1/2              .09
     Third Quarter                13 7/8           12 1/8              .09
     Fourth Quarter               12 3/8           11 1/8              .09

                                         1995
     First Quarter                15 1/4           11 3/4              .10
     Second Quarter               15               14 1/8              .10
     Third Quarter                15 1/8           14 1/4              .10
     Fourth Quarter               18 1/4           14 7/8              .10


    On March 27, 1996, the closing price of the Company's Common Stock on the American Stock Exchange was $14.25 per share.

HOLDERS

    As of March 27, 1996, there were 289 holders of record of the Company's Common Stock. However, based on available information, the Company believes that the total number of stockholders, including beneficial stockholders, exceeds 1,000.

DIVIDENDS

    The Company began paying cash dividends in 1986. The Company's ability to pay cash dividends is subject to certain regulatory and contractual restrictions. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Notes 8 and 9 of Notes to Consolidated Financial Statements.

    In addition to regulatory and contractual restrictions, the payment, amount and timing of future dividends by the Company will depend upon the Company's operating results, overall financial condition, capital requirements and general business condition, as well as other factors deemed relevant by the Board of Directors.

ITEM 6.        SELECTED FINANCIAL DATA

    The selected data presented on page 18 under the captions "Summary of Earnings," "Year End Financial Position" and "Operating Ratios" for, and as of the end of, each of the years in the five year period ended December 31, 1995, are derived from the consolidated financial statements of Amwest Insurance Group, Inc. and subsidiaries, which financial statements have been audited by KPMG Peat Marwick LLP, independent auditors. The consolidated financial statements as of December 31, 1995 and 1994 and for each of the years in the three year period ended December 31, 1995 and the report thereon are included elsewhere in this Annual Report on Form 10-K.



                                                  SELECTED FINANCIAL DATA
                                         (In thousands, except per share amounts)

                                                                                 Year ended December 31,
                                                              1995         1994          1993         1992         1991
                                                          ------------------------------------------------------------------
Summary of Earnings:
Net premiums earned                                            $67,298       $61,829      $50,090      $48,254      $48,487
Underwriting expenses                                           69,194        58,584       48,323       46,842       48,974
                                                          ------------------------------------------------------------------

Underwriting income (loss)                                     (1,896)         3,245        1,767        1,412        (487)

Net investment income                                            6,244         5,788        4,962        5,607        5,096
Interest expense                                               (2,754)       (2,761)      (3,077)      (3,351)      (3,141)
Realized gains (losses)                                          1,928         (320)        1,787          728        2,217
                                                          ------------------------------------------------------------------

Income before income taxes and  extraordinary item               3,522         5,952        5,439        4,396        3,685
Provision for income taxes                                         605         1,364        1,398          998          192
                                                          ------------------------------------------------------------------

Income before extraordinary item                                 2,917         4,588        4,041        3,398        3,493
Extraordinary item                                             -             -              (249)          -            -
                                                          ------------------------------------------------------------------

Net income                                                       2,917        $4,588       $3,792       $3,398       $3,493
                                                          ==================================================================

Per share:
Income before extraordinary item                                 $1.21         $1.91        $1.70        $1.44        $1.42
Extraordinary item                                                 -             -         (0.10)          -            -
                                                          ------------------------------------------------------------------
Net income                                                       $1.21         $1.91        $1.60        $1.44        $1.42
                                                          ==================================================================

Dividends                                                        $0.40         $0.36        $0.28        $0.28        $0.28
                                                          ==================================================================

Weighted average number of shares outstanding                    2,409         2,408        2,375        2,360        2,461
                                                          ==================================================================

Year End Financial Position:
Total investments                                             $107,871      $106,365      $99,244      $91,794      $83,472
Total assets                                                   147,651       146,831      140,692      134,404      122,684
Bank indebtedness                                               12,500        12,500       12,500       12,264       12,228
Total stockholders' equity                                      42,983        35,994       36,383       31,749       28,885
Average stockholders' equity                                    39,488        36,189       34,066       30,317       27,433
Stockholders' equity per share                                   18.15         15.42        15.43        13.52        12.16

Operating Ratios:
Loss & loss adjustment expenses                                 32.89%        22.80%       23.98%       22.70%       20.36%
Policy acquisition costs                                        50.09%        51.59%       49.41%       51.84%       54.86%
General operating expenses                                      16.87%        20.36%       23.08%       22.53%       25.79%
Proposition 103 expense                                          2.97%             -            -            -            -
                                                          ------------------------------------------------------------------

Combined ratios                                                102.82%        94.75%       96.47%       97.07%      101.01%
                                                          ==================================================================

Return on stockholders' equity                                   7.38%        12.68%       11.13%       11.21%       12.73%
                                                          ==================================================================


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations Year ended December 31, 1995 compared to year ended December 31, 1994

    Premiums written decreased 0.6% from $70,486,000 in 1994 to $70,083,000 in 1995. The decrease in premiums written is attributable primarily to the court and non-contract product lines, while the contract performance product line experienced a slight increase in premium. Premium growth in the contract performance line is attributable to increased volume in the central region and the acquisition of Basic Bonding of Louisiana in February of 1995.

    Net premiums earned increased 8.8% from $61,829,000 in 1994 to $67,298,000 in 1995. The increase in net premiums earned reflects the increased premium writings in the latter half of 1994 which were earned during 1995. The Company earns premiums ratably over the estimated bond terms.

    Net losses and loss adjustment expenses increased 56.9% from $14,104,000 in 1994 to $22,134,000 in 1995. This resulted in an increase in the loss and loss adjustment expense ratio from 22.8% in 1994 to 32.9% in 1995. The increased loss ratio is primarily attributable to increased loss severity in the contract performance product line.

    Policy acquisition costs as a percentage of net premiums earned decreased from a ratio of 51.6% or $31,898,000 in 1994 to 50.1% or $33,709,000 in 1995.
The decrease is attributable to a combination of an increase in contingent commissions recorded by the Company from its reinsurers based on the experience of the excess of loss treaty and increased average commission rates paid to agents in 1995.

    General operating costs also decreased as a percentage of net premiums earned from 20.3% or $12,582,000 in 1994 to 16.9% or $11,351,000 in 1995. The
decrease in the actual amount of general operating costs is primarily attributable to earthquake related charges and the loss on subleasing a portion of the Company's headquarters facility during 1994 together with decreased bonus accruals during 1995 due to less profitable results in 1995 versus 1994.

    On December 14,1995 the Supreme Court of the State of California affirmed the decision of the Second District Court of Appeal overturning Insurance Code
Section 1861.135 which exempted the surety insurance industry from major provisions of proposition 103. Accordingly the Company will no longer be exempted from the rate rollback and prior approval provisions contained in Proposition 103.

     The Company accrued $2,000,000 during the quarter ended December 31, 1995 representing the Company's best estimate of its rollback obligations pursuant to Proposition 103, the exact amount of which has not yet been determined. Such estimate was based on a variety of factors, including but not limited to, the profitability of the Company in California during 1989 (the rollback period), a review of the various regulations promulgated by the Department of Insurance, and a review of rollback obligations of other insurance companies, including a surety company. Pursuant to the provisions of Proposition 103, the rollback amount will ultimately be determined by complex California Department of Insurance formulas but is statutorily limited to a maximum of 20% of California written premiums during 1989, plus accrued interest thereon. In the event that the Company's rollback obligation were eventually determined to be the statutory maximum, it could approximate $7,500,000 which is $5,500,000 in excess of the Company's best estimate of its ultimate rollback liability. While the current accrual represents management's best estimate of the Company's Proposition 103 rollback obligations, no assurances can be given that a final settlement with the California Department of Insurance will not result in a rollback amount which could have a significant adverse impact on the Company's future earnings, although it is not anticipated that such result would materially adversely impact the Company's financial position. Until a final settlement is reached with the California Department of Insurance, no assurances can be given as to the ultimate amount of premiums to be refunded to policyholders.

    Underwriting income (loss) decreased from income of $3,245,000 for the year ended December 31, 1994 to an underwriting loss of $1,896,000 for the year ended December 31, 1995. Excluding the Proposition 103 accrual, the Company would have had underwriting income of $104,000 for the year ended December 31,1995. The combined ratio increased from 94.8% in 1994 to 102.8% in 1995.

    Interest expense increased 25.7% from $840,000 in 1994 to $1,056,000 in 1995 due to an increase in the interest rate on the bank indebtedness. The $12,500 000 in outstanding indebtedness has a variable rate which averaged 6.7% during 1994 but increased to an average rate of 8.5% during 1995 due to higher average short term interest rates in 1995 versus 1994. The interest rate on the Company's bank indebtedness at December 31, 1995 was 7.9375%. Collateral interest expense decreased 11.6% from $1,921,000 in 1994 to $1,698,000 in 1995. This decrease is attributed to an overall reduction in funds held as collateral during 1995. At December 31, 1994 and 1995, the collateral balances accrued interest daily at an average rate of 3.9% and 3.5% per annum, respectively.

    Net investment income and realized investment gains (losses) increased 49.5% from $5,468,000 in 1994 to $8,172,000 in 1995. This increase is primarily due to an increase in realized gains (losses) on sales of investments from a loss of $320,000 in 1994 to a gain of $1,928,000 in 1995. This change of $2,248,000 was augmented by slightly higher yields on larger invested balances during 1995. Such higher yields were predominately attributable to investments made prior to the general decline in interest rates during 1995.

    Income before income taxes decreased 40.8% from $5,952,000 in 1994 to $3,522,000 in 1995 due to the factors outlined above. Excluding the Proposition 103 accrual income before income taxes decreased to $5,522,000 in 1995.

    The effective tax rate was 23% for the year ended December 31, 1994 as compared to 17.2% for the year ended December 31,1995 . The lower effective tax rate in 1995 is attributed to a greater amount of income before income taxes derived from tax-advantaged securities in 1995.

    Net income decreased 36.4% from $4,588,000 in 1994 to $2,917,000 in 1995 due to the factors outlined above. Excluding the accrual of the Proposition 103 premium refund net income decreased by 7.7% to $4,237,000.

Year ended December 31, 1994 compared to year ended December 31, 1993

    Premiums written increased 22% from $57,713,000 in 1993 to $70,486,000 in 1994. The increase in premiums written is attributable primarily to the court and contract performance product lines. Premium growth in the contract performance line is attributable to increased volume in all regions and the acquisition of the Bond Experts Insurance Agency in June 1993. The full impact of this acquisition was not realized until 1994.



    Net premiums earned increased 23% from $50,090,000 in 1993 to $61,829,000 in 1994. Net premiums earned reflects the increased premium writings in 1994. The Company earns premiums ratably over the bond terms.

    Net losses and loss adjustment expenses increased 17.4% from $12,012,000 in 1993 to $14,104,000 in 1994. The loss and loss adjustment expense ratio decreased slightly from 24.0% in 1993 to 22.8% in 1994.

    Policy acquisition costs increased from $24,749,000 in 1993 to $31,898,000 in 1994, an increase of 28.9%. The increase is attributable to a combination of increased expenses associated with the increase in premium writings, an increase in the average commission rates paid to agents in 1994 and a reduction in contingent commissions paid by the Company's reinsurers to the Company based on the experience of the excess of loss treaty. These factors caused policy acquisition costs to rise from 49.4% of net earned premium in 1993 to 51.6% in 1994. General operating costs increased 12% from $11,562,000 in 1993 to $12,582,000 in 1994. This increase is less than the increase in premiums written of 22%. General operating cost control continues to be one of management's primary objectives. The Company's ratio of general operating costs and expenses to net premiums earned decreased from 23.1% in 1993 to 20.3% in 1994.

    Underwriting income increased from $1,767,000 in 1993 to $3,245,000 in 1994. The combined ratio decreased from 96.5% in 1993 to 94.8% in 1994.

    Interest expense decreased 20% from $1,050,000 in 1993 to $840,000 in 1994 due to the decrease in the interest rate on the bank indebtedness obtained from the refinancing in August 1993. The interest rate on bank indebtedness prior to refinancing was 10.58%. The refinanced debt has a variable rate which was 5.75% and 8.375% at December 31, 1993 and 1994, respectively. Collateral interest expense decreased 5% from $2,027,000 in 1993 to $1,921,000 in 1994. This decrease is attributed to an overall reduction in interest rates payable on collateral balances. These rates are adjusted at various times throughout the year in accordance with general market conditions. At December 31, 1993 and 1994, the collateral balances accrued interest daily at an average rate of 4.0% and 3.9% per annum, respectively.

    Net investment income and realized investment gains (losses) decreased 19.0% from $6,749,000 in 1993 to $5,468,000 in 1994. This decrease is primarily due to an decrease in realized gains (losses) on sales of investments from a gain of $1,787,000 in 1993 to a loss $320,000 in 1994. This change of $2,107,000 was partially offset by higher yields on larger invested balances during 1994.

    Income before income taxes and extraordinary item increased 9% from $5,439,000 in 1993 to $5,952,000 in 1994 due to the factors outlined above.

    The effective tax rate, including the effective rate on the extraordinary loss, was 25% for the 1993 period as compared to an effective rate of 23% for the 1994 period. The lower effective tax rate in 1994 is attributed to a greater amount of investment income derived from tax-advantaged securities in 1994.

    Extraordinary loss from early extinguishment of debt of $249,000, net of income tax benefit of $128,000, was recorded during 1993 due to the refinancing of $12,300,000 of bank indebtedness which was completed in August 1993. The Company incurred a prepayment penalty associated with the existing loan which was accrued in the second quarter of 1993. There were no extraordinary items incurred during 1994.

    Net income increased 21% from $3,792,000 in 1993 to $4,588,000 in 1994 due to the factors outlined above.

MERGER

     On November 30, 1995, an Agreement and Plan of Merger (the "Merger Agreement") was executed by and between the Company and Condor Services, Inc. ("Condor"), an unaffiliated insurance holding company which provides property and casualty insurance coverages and services in California and Arizona. Special meetings of the stockholders of Condor and Amwest were held on March 14,1996 at which the Merger Agreement was approved and adopted and the transaction was consummated later that day.

     Effective with such closing of the merger (the "Merger"), the separate existence of Condor ceased. In the Merger, each outstanding share of Condor's Common Stock (other than shares owned by Condor as treasury stock or by Amwest or its subsidiaries, all of which were canceled) were converted into the right to receive 0.5 of a share of Amwest Common Stock. No fractional shares of Amwest Common Stock were issued in the Merger. After the Merger, there were approximately 3,320,000 shares of Amwest Common Stock outstanding.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1995, the Company had total cash and cash equivalents and investments of $111,037,000. Included in these amounts is an aggregate of $37,650,000 in funds held as collateral which are shown as a liability on the Company's consolidated balance sheet. As of December 31, 1995, the Company's investment balances were comprised of $97,785,000 in fixed maturities held at market, $5,588,000 in common equity securities, $2,956,000 in preferred equity securities, $797,000 in other invested assets and $745,000 in short-term investments.

    The Company's off balance sheet collateral which primarily consists of irrevocable letters of credit and certificates of deposit declined from $251,051,000 at December 31, 1994 to $228,428,000 at December 31, 1995. This
decrease is primarily attributable to increased contract performance writings utilizing the Company's preferred rates which generally require less collateral due to the stronger financial position of the contractor as compared to generally higher collateral amounts for the Company's non-preferred business.

    In addition, cash collateral declined from $46,926,000 at December 31, 1994 to $37,650,000 at December 31, 1995. The Company reflects in its consolidated financial statements only funds received as collateral on which net earnings inure to the benefit of the Company. The decline in this amount is primarily attributed to decreased writings in those lines of business for which cash collateral is generally accepted. These include contractor's license bonds, sales tax bonds and various court appeal bonds. The amount of cash collateral can also be impacted by the timing and payment of claims activity related to draws on irrevocable letters of credit and certificates of deposit.

    At various times from 1989 through 1995, the Company has engaged in programs to repurchase its common stock on the open market. During 1995, the Company repurchased and retired 15,000 shares for a cost of $226,000, before brokerage commissions and fees. From January 1, 1989 through December 31, 1995, the Company has repurchased and retired 299,200 shares at an aggregate cost of approximately $3,020,000 before brokerage commissions and fees.

    Because the Company depends primarily on dividends from its insurance subsidiaries for its net cash flow requirements, absent other sources of cash flow, the Company cannot pay dividends materially in excess of the amount of dividends that could be paid by the insurance subsidiaries to the Company. See
Note 8 of Notes to Consolidated Financial Statements.

    On December 30, 1988, the Company borrowed $12,300,000 (the "1988 Loan") pursuant to a credit agreement with Security Pacific National Bank of which $10,000,000 was contributed on that date to the surplus of Amwest Surety. See
Note 10 of Notes to Consolidated Financial Statements.

    On August 6, 1993, the Company entered into a revolving credit agreement with Union Bank for $12,500,000 which refinanced the 1988 Loan. This loan was amended on April 24,1995. The loan has a variable rate based upon fluctuations in the London Interbank Offered Rate (LIBOR) with amortizing principal payments beginning July 15, 1996 and maturing July 15, 2000. The interest rate at December 31, 1995 was 7.9375%. The credit agreement contains certain financial covenants with respect to capital expenditures, business acquisitions, liquidity ratio, leverage ratio, tangible net worth, net profit and dividend payments.

    The Company is a party to a lease with Trillium/Woodland Hills regarding its corporate headquarters. Such lease contains provisions for scheduled lease charges and escalations in base rent over the lease term. The Company's minimum commitment with respect to this lease in 1996 (without cost of living escalation) is approximately $2,058,000. This lease expires in July 1998. See
Note 12 of Notes to Consolidated Financial Statements.

    Other than the Company's obligations with respect to funds held as collateral, the Company's obligations to pay claims as they arise, the Company's commitments to pay principal and interest on the bank debt, the Company's obligation under Proposition 103 and lease expenses as noted above, the Company has no significant cash commitments.

    The Company believes that its cash flows from operations and other present sources of capital are sufficient to sustain its needs for the remainder of 1996.

    The Company generated $4,866,000, $10,963,000 and $2,037,000 in cash from operating activities in the fiscal years ended December 31, 1993, 1994 and 1995, respectively. The Company used $5,022,000, $15,140,000 and generated $7,206,000 in cash for investing activities for the fiscal years ended December 31, 1993, 1994 and 1995, respectively. The Company used $2,597,000, generated $1,371,000 and used $9,994,000 in cash from financing activities for the fiscal years ended December 31, 1993, 1994 and 1995, respectively. The cash used for investing activities in 1993 and 1994 was funded principally by operating activities.

    The effect of inflation on the revenues and net income of the Company during all three periods discussed above was not significant.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements required in response to this section are submitted as part of Item 14(a) of this report.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    For information regarding Directors and Executive Officers of the Registrant, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 31, 1996, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995, and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    For information regarding executive compensation, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 31, 1996, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995, and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    For information regarding security ownership of certain beneficial owners and management, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 31, 1996, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995, and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    For information regarding certain relationships and related transactions, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 31, 1996, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995, and which is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    Financial Statements

        The index to the consolidated financial statements appears on page 32.

(b)    Reports on Form 8-K

        The Company filed the following reports on Form 8-K during the three months ended December 31, 1995:

        On November 30, 1995, the Company entered into an Agreement and Plan of Merger with Condor Services, Inc., a Delaware corporation, pursuant to which the Company will acquire Condor Services, Inc. This was reported as an Item 2 matter.

        On December 15, 1995, the Company issued a press release announcing the affirmation by the Supreme Court of the State of California pertaining to the decision by the Second District Court of Appeal overturning Insurance Code Section 1861.135 which exempted surety from major provisions of California Proposition 103. This was reported as an Item 5 matter.

(c)     Exhibits

       3.1 Restated Certificate of Incorporation of the Company as amended to date. (Incorporated by reference to Exhibit 3(3)(a) to the Company's Form 8-B Registration Statement No. 1-9580.)

       3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Company's 1990 Form 10-K.)

       4.1 Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 3(4) to the Company's Form 8-B Registration Statement No. 1-9580.)

       10.1 Lease Agreement dated April 1, 1986, by and between Amwest Insurance Group, Inc. and Trillium/Woodland Hills. (Incorporated by reference to exhibit 10.9 to the Company's 1986 Form 10-K.)

       10.2 First amendment to Lease Agreement dated January 30, 1987, by and between Amwest Insurance Group, Inc. and Trillium/Woodland Hills. (Incorporated by reference to 10.13 to the Company's 1987 Form 10-K.)

       10.3 Second amendment to Lease Agreement dated June 11, 1987, by and between Amwest Insurance Group, Inc.and Trillium/Woodland Hills. (Incorporated by reference to 10.14 to the Company's 1987 Form 10-K.)

       10.4 Third amendment to Lease Agreement dated September 1, 1988, by and between Amwest Insurance Group, Inc. and Trillium/Woodland Hills. (Incorporated by reference to 10.15 to the Company's 1988 Form 10-K.)

       10.5 Fourth amendment to Lease Agreement dated November 20, 1989, by and between Amwest Insurance Group, Inc. and Trillium/Woodland Hills. (Incorporated by reference to 10.15 to the Company's 1989 Form 10-K.)

       10.6 Fifth amendment to Lease Agreement dated December 20, 1989, by and between Amwest Insurance Group, Inc. and Trillium/Woodland Hills. (Incorporated by reference to 10.16 to the Company's 1989 Form 10-K.)

       10.7 Sixth amendment to Lease Agreement dated December 31, 1989, by and between Amwest Insurance Group, Inc. and Trillium/Woodland Hills. (Incorporated by reference to 10.17 to the Company's 1989 Form 10-K.)

       10.8 Contract between the Company and Hewlett-Packard Company, dated September 16, 1991. (Incorporated by reference to 10.22 to the Company's 1991 Form 10-K.)

       10.9 Lease Agreement dated June 16, 1992 by and between Amwest Insurance Group, Inc. and Hewlett-Packard Company. (Incorporated by reference to 10.18 to the Company's 1992 Form 10-K.)

       10.10 First Excess of Loss Reinsurance Contract effective October 1, 1992 issued to Amwest Surety Insurance Company and Far West Insurance Company by a group of reinsurers lead by Kemper Reinsurance Company. (Incorporated by reference to 10.19 to the Company's 1992 Form 10-K.)

       10.11    Investment  Management  Agreement  between  the  Company and AAM
                Advisors,   Inc.,  dated  August  11,  1992.   (Incorporated  by
                reference to 10.21 to the Company's 1992 Form 10-K.)

       10.12 Contract between the Company and Scudder, Stevens & Clark, Inc., dated August 13, 1992. (Incorporated by reference to 10.22 to the Company's 1992 Form 10-K.)

       10.13 Revolving Credit Agreement dated August 6, 1993 between Amwest Insurance Group, Inc. and Union Bank. (Incorporated by reference to 10.13 to the Company's 1993 Form 10-K.)

       10.14 First Amendment to the First Excess of Loss Reinsurance Contract effective October 1, 1993. (Incorporated by reference to 10.14 to the Company's 1993 Form 10-K.)

       10.15 Semiautomatic Bond Quota Share Reinsurance Contract effective October 1, 1993 issued to Amwest Surety Insurance Company by Kemper Reinsurance Company and Underwriters Reinsurance Company. (Incorporated by reference to 10.15 to the Company's 1993 Form 10-K.)

       10.16 First Excess of Loss Reinsurance Contract effective October 1, 1994 issued to Amwest Surety Insurance Company and Far West Insurance Company by a group of reinsurers lead by Kemper Reinsurance Company. (Incorporated by reference to 10.16 to the Company's 1994 Form 10-K.)

       10.17 Semiautomatic Contract Surety Reinsurance Agreement effective March 1, 1994 issued to Amwest Surety Insurance Company and Far West Insurance Company by a group of reinsurers lead by Kemper Reinsurance Company.
                (Incorporated by reference to 10.17 to the Company's 1994 Form 10-K.)

       10.18 First amendment to the Revolving Credit Agreement (incorporated by reference to 19.1 to the Company's March 31, 1995 Form 10-Q.)

       10.19 Agreement and Plan of Merger dated November 30, 1995 by and between the Amwest Insurance Group, Inc. and Condor Services, Inc., a Delaware corporation (incorporated by reference to Annex A to the Company's Form S-4 Registration Statement No.333-00119.

       10.20 Stockholder Agreement dated November 30, 1995 by and between the Amwest Insurance Group, Inc. and Guy A. Main, stockholder of Condor Services, Inc. (incorporated by reference to Annex B to the Company's Form S-4 Registration Statement No. 333-00119.)

       10.21 Lease Agreement dated January 24, 1996 by and between Amwest Insurance Group, Inc. and ACD2, a California corporation (incorporated by reference to 10.24 to the Company's Form S-4 Registration Statement No. 333-00119)

       10.22 Option Agreement dated January 24, 1996 by and between Amwest Insurance Group, Inc. and ACD2, a California corporation (incorporated by reference to 10.25 to the Company's Form S-4 Registration Statement No. 333-00119)

       Management Contracts and Compensatory Plans: (10.23 through 10.27)

       10.23 Stock Option Plan of the Company, as amended. (Incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement No. 33-82178.)

       10.24 Form of Indemnity Agreement between the Company and Individual Directors and Certain Officers Designated by the Company's Board of Directors. (Incorporated by reference to Exhibit 3(10) to the Company's Form 8-B Registration Statement No. 1-9580.)

       10.25 Form of Senior Executive Severance Agreement entered into by the Company and certain officers. (Incorporated by reference to 10.20 to the Company's 1989 Form 10-K.)

       10.26 Rights Agreement dated as of May 10, 1989 executed by the Company and Bankers Trust Company of California, N.A., as rights agent. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form 8-A dated May 11, 1989.)

       10.27 Non-Employee Director Stock Option Plan of the Company. (Incorporated by reference to Exhibit 4.2 to the Company's Form S-8 Registration Statement No. 33-82178.)

       11.1     Statement regarding computation of per share earnings.
                (See Note 1 of Notes to Consolidated Financial Statements.)

       22.1 List of Subsidiaries of Registrant. (Incorporated by reference to Exhibit 3(22) to the Company's Form 8-B
                Registration Statement No. 1-9580.)

       24.1 Consent of KPMG Peat Marwick LLP for incorporation by reference of their opinion to the Registration Statements Nos. 33-11020, 33-24243, 33-38128 and 33-82178 on Form S-8 and in Registration Statements Nos. 33-28645 and 33-37984 on Form S-3 of Amwest Insurance Group, Inc. (See page 62 of the Consolidated Financial Statements.)



 (d) Schedules

                Independent Auditors' Report.

                Index to financial statement schedules.

   Schedule                         Caption

        I Summary of Investments-Other Than Investments in Related Parties at December 31, 1995.

       II        Condensed Financial Information of the Registrant.



                Items omitted are not applicable or not required for Form 10-K.




                                   SIGNATURES



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 AMWEST INSURANCE GROUP, INC.



    Date: March 27, 1996                      By: /s/  JOHN E. SAVAGE
                                                  -------------------

                                                     John E. Savage
                                           President, Chief Operating Officer,
                                        Co-Chief Executive Officer and Director


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



      Signature                          Title                         Date

                                Chairman of the Board and
                               Co- Chief Executive Officer
/s/  RICHARD H. SAVAGE        (Principal Executive Officer)        March 27,1996
------------------------
     Richard H. Savage

                           President, Chief Operating Officer,
                        Co- Chief Executive Officer and Director
/s/  JOHN E. SAVAGE                                                March 27,1996
------------------------
     John E. Savage

                         Senior Vice President, Chief Financial
                             Officer, Treasurer and Director
                           (Principal Financial and Principal
/s/  STEVEN R. KAY                 Accounting Officer)             March 27,1996
------------------------
     Steven R. Kay

                                Senior Vice President and
/s/  ARTHUR F. MELTON                   Director                   March 27,1996
------------------------
     Arthur F. Melton

                                Senior Vice President and
/s/  NEIL F. PONT                       Director                   March 27,1996
------------------------
     Neil F. Pont




/s/  THOMAS R. BENNETT                  Director                   March 27,1996
------------------------
     Thomas R. Bennett


/s/  BRUCE A. BUNNER                    Director                   March 27,1996
------------------------
     Bruce A. Bunner


/s/  EDGAR L. FRASER                    Director                   March 27,1996
------------------------
     Edgar L. Fraser


/s/  JONATHAN K. LAYNE                  Director                   March 27,1996
------------------------
     Jonathan K. Layne


/s/  CHARLES L. SCHULTZ                 Director                  March 27, 1996
------------------------
     Charles L. Schultz

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        Page

Independent Auditors' Report                                             33

Consolidated Financial Statements:

     Consolidated Statements of Operations for the Years
          Ended December 31, 1995, 1994 and 1993                         34

     Consolidated Balance Sheets as of December 31, 1995 and 1994        35

     Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1995, 1994 and 1993                               37

     Consolidated Statements of Changes in Stockholders' Equity
          for the Years Ended December 31, 1995, 1994 and 1993           39

     Notes to Consolidated Financial Statements                          40

                          INDEPENDENT AUDITORS' REPORT







To the Board of Directors and Stockholders

Amwest Insurance Group, Inc.:

     We have audited the accompanying consolidated balance sheets of Amwest Insurance Group, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the years in the three year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amwest Insurance Group, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1995, in conformity with generally accepted accounting principles.







                                                       KPMG PEAT MARWICK LLP







Los Angeles, California
February 7, 1996, except at to Note 14 which is dated as of March 14, 1996.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             (Dollars in thousands, except share and per share data)

                                                                                   Years ended December 31,
                                                                           1995              1994             1993
                                                                   ----------------- ---------------- -----------------
Underwriting Revenues:
     Net premiums written                                                 $  64,271        $  66,975         $  54,331
     Net change in unearned premiums                                          3,027          (5,146)           (4,241)
                                                                   ----------------- ---------------- -----------------

         Net premiums earned                                                 67,298           61,829            50,090
                                                                   ----------------- ---------------- -----------------

Underwriting Expenses:
     Net losses and loss adjustment expenses                                 22,134           14,104            12,012
     Policy acquisition costs                                                33,709           31,898            24,749
     General operating costs and expenses                                    11,351           12,582            11,562
     Proposition 103 expense                                                  2,000                -                 -
                                                                   ----------------- ---------------- -----------------

         Total underwriting expenses                                         69,194           58,584            48,323
                                                                   ----------------- ---------------- -----------------

              Underwriting income (loss)                                    (1,896)            3,245             1,767

Net investment income                                                         6,244            5,788             4,962
Interest expense                                                            (1,056)            (840)           (1,050)
Collateral interest expense                                                 (1,698)          (1,921)           (2,027)
Net realized gains (losses)                                                   1,928            (320)             1,787
                                                                   ----------------- ---------------- -----------------

     Income before income taxes and extraordinary item                        3,522            5,952             5,439
                                                                   ----------------- ---------------- -----------------

Provision for income taxes (benefit):
     Current                                                                  1,820              987               882
     Deferred                                                               (1,215)              377               516
                                                                   ----------------- ---------------- -----------------

         Total provision for income taxes                                       605            1,364             1,398
                                                                   ----------------- ---------------- -----------------

              Income before extraordinary item                                2,917            4,588             4,041

Extraordinary item:
Loss from early extinguishment of debt, net of income taxes                       -                -             (249)
                                                                   ----------------- ---------------- -----------------

              Net income                                                 $    2,917       $    4,588        $    3,792
                                                                   ================= ================ =================

Earnings Per Common Share:
     Income  before extraordinary item                                  $      1.21      $      1.91       $      1.70
     Extraordinary item                                                           -                -             (.10)
                                                                   ----------------- ---------------- -----------------

         Net income                                                     $      1.21      $      1.91       $      1.60
                                                                   ================= ================ =================

Weighted average number of  common shares outstanding                     2,409,478        2,408,063         2,374,998

          See accompanying notes to consolidated financial statements.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                                                             December 31,
                                                                                        1995             1994
                                                                                ----------------- ----------------
                               ASSETS
Investments:
     Fixed maturities, held-to-maturity (market value of $14,469 at
         December 31, 1994)                                                          $         -      $    15,120

     Fixed maturities, available-for-sale (amortized cost of $95,455
         and $88,056 at December 31, 1995 and 1994, respectively)                         97,785           84,503

     Common equity securities, available-for-sale (cost of $4,014
         and $4,814 at December 31, 1995 and 1994, respectively)                           5,588            5,300

     Preferred equity securities, available-for-sale (cost of $2,847
         and $1,500 at December 31, 1995 and 1994, respectively)                           2,956            1,417

     Other invested assets (cost of $703 at December 31, 1995)                               797                -

     Short-term investments                                                                  745               25
                                                                                ----------------- ----------------

         Total investments                                                               107,871          106,365

Cash and cash equivalents                                                                  3,166            3,917

Accrued investment income                                                                  1,314            1,450

Agents' balances and premiums receivable (less allowance for doubtful
     accounts of $375 at December 31, 1995 and 1994)                                       7,410            7,002

Reinsurance recoverable:
     Paid loss and loss adjustment expenses                                                  763            1,152
     Unpaid loss and loss adjustment expenses                                                989            1,267

Ceded unearned premiums                                                                    2,941            1,666

Deferred policy acquisition costs                                                         13,505           15,250

Furniture, equipment and improvements, net                                                 2,510            2,101

Other assets                                                                               7,182            6,661
                                                                                ----------------- ----------------

     Total assets                                                                     $  147,651       $  146,831
                                                                                ================= ================


                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

             (Dollars in thousands, except share and per share data)

                                                                                             December 31,
                                                                                        1995              1994
                                                                                ----------------- ----------------
                             LIABILITIES

Unpaid losses and loss adjustment expenses                                         $      10,996     $      8,900

Unearned premiums                                                                         31,938           33,689

Funds held as collateral                                                                  37,650           46,926

Current Federal income taxes                                                                 197              313

Deferred Federal income taxes                                                              3,500            2,014

Bank indebtedness                                                                         12,500           12,500

Amounts due to reinsurers                                                                    198              183

Other liabilities                                                                          7,689            6,312
                                                                                ----------------- ----------------

     Total liabilities                                                                   104,668          110,837
                                                                                ----------------- ----------------

                        STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 1,000,000 shares authorized: issued
     and outstanding; none                                                                     -                -

Common stock, $.01 par value, 10,000,000 shares authorized: issued and outstanding; 2,367,964 at December 31, 1995 and 2,334,089
     at December 31, 1994                                                                     24               24

Additional paid-in capital                                                                 9,443            9,221

Net unrealized appreciation (depreciation) of investments carried at
     market, net of income taxes                                                           2,710          (2,080)

Retained earnings                                                                         30,806           28,829
                                                                                ----------------- ----------------

     Total stockholders' equity                                                           42,983           35,994
                                                                                ----------------- ----------------

         Total liabilities and stockholders' equity                                   $  147,651       $  146,831
                                                                                ================= ================

          See accompanying notes to consolidated financial statements.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                             (Dollars in thousands)

                                                                              Years ended December 31,
                                                                       1995             1994              1993
                                                               ---------------- ----------------- ----------------
Cash flows from operating activities:
     Net income                                                     $    2,917        $    4,588       $    3,792
     Add extraordinary item, net of income taxes                             -                 -              249
                                                               ---------------- ----------------- ----------------

     Net income from operations                                          2,917             4,588            4,041

     Adjustments   to  reconcile  net  income  to  cash  provided  by  operating activities:
         Change in agents' balances, premiums receivable and
              unearned premiums                                        (2,159)             4,378            2,472
         Change in accrued investment income                               136               157             (58)
         Change in unpaid losses and loss adjustment expenses
                                                                         2,096               (8)            (133)
         Change in reinsurance recoverables and ceded
              unearned premiums                                          (608)             1,254            2,320
         Change in amounts due to reinsurers                                15                62             (65)
         Change in reinsurance funds held, net                           1,000           (1,115)          (1,241)
         Change in other assets and other liabilities                    (144)               871          (1,988)
         Change in income taxes, net                                   (1,098)               235              313
         Change in deferred policy acquisition costs                     1,745           (2,216)          (1,243)
         Net realized (gain) loss on sale of fixed maturities          (1,169)               344          (1,194)
         Net realized gain on sale of equity securities                  (909)              (75)            (616)
         Accretion of premium on bonds                                   (779)             1,028              880
         Net realized loss on sale of fixed assets                           7                 1               54
         Provision for depreciation and amortization                       987             1,459            1,324
                                                               ---------------- ----------------- ----------------

              Net cash provided by operating activities                  2,037            10,963            4,866
                                                               ---------------- ----------------- ----------------

Cash flows from investing activities:
     Cash received from investments sold, matured, called or repaid:
              Investments held-to-maturity                                   -             1,604            4,436
              Investments available-for-sale                            85,942            60,057           81,103
     Cash paid for investments acquired:
         Investments held-to-maturity                                        -           (2,027)          (4,989)
         Investments available-for-sale                               (77,333)          (73,828)         (85,220)
     Capital expenditures, net                                         (1,403)             (946)            (352)
                                                               ---------------- ----------------- ----------------

         Net cash provided (used) by investing activities                7,206          (15,140)          (5,022)
                                                               ---------------- ----------------- ----------------


Cash flows from financing activities:
     Amortization of bank indebtedness                                       -                 -               36
     Redeemable warrants                                                     -                 -            (179)
     Repayment of bank indebtedness                                          -                 -         (12,300)
     Issuance of bank indebtedness                                           -                 -           12,500
     Proceeds from issuance of common stock                                448               104              280
     Repurchase of common stock                                          (226)             (417)                -
     Increase (decrease) in funds held as collateral                   (9,276)             2,536          (2,275)
     Dividends paid                                                      (940)             (852)            (659)
                                                               ---------------- ----------------- ----------------

         Net cash provided (used) by financing activities              (9,994)             1,371          (2,597)
                                                               ---------------- ----------------- ----------------

Net decrease in cash and cash equivalents                                (751)           (2,806)          (2,753)

Cash and cash equivalents at beginning of year                           3,917             6,723            9,476
                                                               ---------------- ----------------- ----------------

Cash and cash equivalents at end of year                            $    3,166        $    3,917       $    6,723
                                                               ================ ================= ================



Supplemental disclosure of cash flow information: Cash paid during the year for:
         Interest                                                            $        $    2,761       $    3,077
                                                                         2,754
         Income taxes                                                    1,848               941              938

     Cash received during the year on:
         Investments sold                                                    $         $  57,700        $  74,226
                                                                        63,166
         Investments held to maturity                                   22,776             3,961           11,313


          See accompanying notes to consolidated financial statements.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                    (Dollars in thousands, except share data)

                  Years ended December 31, 1995, 1994, and 1993


                                                                                          Net
                                                                                      unrealized
                                                 Common stock                        appreciation
                                             -----------------------                (depreciation)
                                                            $.01      Additional          of                           Total
                                             Shares issued  par         paid-in      investments      Retained     stockholders'
                                                             value      capital       carried at      earnings         equity
                                                                                        market
                                             -------------- -------- -------------- --------------- -------------- --------------
Balance at December 31, 1992                     2,347,665    $  23       $  9,254          $  512      $  21,960      $  31,749
    Issuance of common stock pursuant to
         the exercise of options                    10,424        1            101               -              -            102
    Expiration of redeemable warrants                    -        -            179               -              -            179
    Change in net unrealized appreciation
         of investments carried at market                -        -              -           1,220              -          1,220
    Cash dividends                                       -        -              -               -          (659)          (659)
    Net income                                           -        -              -               -          3,792          3,792
                                             -------------- -------- -------------- --------------- -------------- --------------

Balance at December 31, 1993                     2,358,089       24          9,534           1,732         25,093         36,383
    Repurchase of common stock                    (35,000)      (1)          (417)               -              -          (418)
    Issuance of common stock pursuant to
        the exercise of options                     11,000        1            104               -              -            105
    Change in net unrealized depreciation
        of investments carried at market                 -        -              -         (3,812)              -        (3,812)
    Cash dividends                                       -        -              -               -          (852)          (852)
    Net income                                           -        -              -               -          4,588          4,588
                                             -------------- -------- -------------- --------------- -------------- --------------

Balance at December 31, 1994                     2,334,089       24          9,221         (2,080)         28,829         35,994
    Repurchase of common stock                    (15,000)        -          (226)               -              -          (226)
    Issuance of common stock pursuant to
        the exercise of options                     48,875        -            448               -              -            448
    Change in net unrealized appreciation
        of investments carried at market                 -        -              -           4,790              -          4,790
    Cash dividends                                       -        -              -               -          (940)          (940)
    Net income                                           -        -              -               -          2,917          2,917
                                             -------------- -------- -------------- --------------- -------------- --------------

Balance at December 31, 1995                     2,367,964    $  24       $  9,443        $  2,710      $  30,806      $  42,983
                                             ============== ======== ============== =============== ============== ==============

          See accompanying notes to consolidated financial statements.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994, and 1993




(1)            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Amwest Insurance Group, Inc., (the "Company") through its wholly-owned insurance subsidiaries, is primarily engaged in underwriting surety bonds. The Company operates through 33 branch offices, 8 of which are located in California and the balance of which are located in 20 other states. In 1995 and 1994, respectively, the Company's business generated in California was 22.4% and 25.6%. The Company obtains business principally through approximately 9,000 independent agents and brokers.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Amwest Insurance Group, Inc. and its wholly-owned subsidiaries, Amwest Surety Insurance Company ("Amwest Surety"), Far West Insurance Company ("Far West") and Far West Bond Services ("FWBS). The consolidated financial statements have been prepared in conformity with generally accepted accounting principals ("GAAP") which differ in some respects from those followed in reports to insurance regulatory authorities. All material intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Deferred Policy Acquisition Costs

Acquisition costs related to unearned premiums, consisting of commissions, premium taxes, salaries and other acquisition costs, are deferred and amortized to income ratably over the estimated term of the bond. These costs vary with and are related to the production of business.

Policy acquisition costs incurred and amortized to income are as follows:

                                        Years ended December 31,
                                      1995           1994          1993
                                         (Dollars in thousands)
                                 ---------------------------------------------

Balance at beginning of year      $  15,250         $  13,034         $ 11,791
Costs deferred during the year       31,964            34,114           25,992
Amortization charged to expense    (33,709)          (31,898)         (24,749)
                                 ----------        ----------       ----------

Balance at end of year            $  13,505        $  15,250         $ 13,034
                                 ==========        ==========       ==========

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994, and 1993



 (1)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding, adjusted for stock options which are considered common stock equivalents.

Federal Income Taxes

Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying the applicable tax rate to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Cash and Cash Equivalents

The cash and cash equivalents shown on the statements of cash flows include cash and short-term, highly liquid investments (those with original maturities when purchased of ninety days or less).

Funds Held as Collateral

The Company accepts various forms of collateral for issuance of its surety bonds, including cash, trust deeds or mortgages on real property, irrevocable letters of credit, certificates of deposit, savings accounts and publicly traded securities. The Company's policy is to record in the accompanying consolidated financial statements only funds received as collateral on which earnings inure to the benefit of the Company. These funds are not restricted as to withdrawal or usage, are not segregated by the company and are invested on an ongoing basis. At December 31, 1995, the related collateral balances accrue interest daily at an average rate of 3.5% per annum and are due and payable (together with accrued interest) to the collateral owner upon exoneration of the underlying liability.

Investments

Fixed maturities include bonds, notes and redeemable preferred stock. In connection with establishing its investment objectives, the Company determined that it needed to maintain flexibility to respond to changes in interest rates, tax planning considerations or other aspects of asset/liability management. Since the Company does not purchase fixed maturity investments with a view towards resale, the fixed maturities have been classified as "available-for-sale" and are carried at market value. This "available-for-sale" classification does not denote a trading account. During the fourth quarter of 1995, the Company concluded that it would no longer commit to holding any security to maturity, as this limited management from responding to changes in circumstances and perceived economic trends. Accordingly, all invested amounts have been classified at December 31, 1995 as "available-for-sale".

Market values for fixed maturities are obtained from a national quotation service. Temporary unrealized investment gains and losses on fixed maturities, available-for-sale are credited or charged directly to stockholders' equity, net of applicable tax affect. When a decline in the value of fixed maturities is considered to be other than temporary, a loss is recognized in the consolidated statement of operations.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994, and 1993



(1)            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Equity securities are carried at market value. Net unrealized appreciation (depreciation) on equity securities, to the extent that there is no other than temporary impairment of value, is credited or charged directly to stockholders' equity, net of the related deferred Federal income tax affect. Market values for equity securities are principally determined by quotations on national securities exchanges. When a decline in value is considered other than temporary, a loss is recognized in the consolidated statement of operations.

Realized gains and losses are determined using the specific identification method.

Short-term investments consist primarily of certificates of deposit with original maturities of less than one year and greater than 90 days and are stated at cost which, approximates market value.

Losses and Loss Adjustment Expenses

The liability for unpaid losses and loss adjustment expenses is based upon the accumulation of individual case estimates for losses reported prior to the close of the accounting period plus estimates of unreported claims. The liability is stated net of anticipated salvage and subrogation recoverable and other non-reinsurance recoveries.

Management believes that the reserves for losses and loss adjustment expenses at December 31, 1995 are adequate to cover the ultimate net cost of losses and claims to date; however, such amounts are necessarily based on estimates and any differences between estimates and ultimate payments are reflected in the Consolidated Statements of Operations in the period in which such estimates are changed.

Premium Income Recognition

For bonds with a known term (such as contractor's license, sales tax and most miscellaneous bonds), premiums are recognized as income ratably over the term of the bond. For bonds on which the Company has significant experience in and information available for estimating the term (such as most court bonds and customs bonds), premiums are recognized as income over the estimated term of the bond. For other bonds with indefinite terms (generally contract performance bonds), the Company estimates a term of twelve months, and premiums are recognized ratably over such period, unless information comes to the Company's attention that the obligation guaranteed has already been discharged, in which case all remaining unearned premiums are immediately recognized as earned.

Reinsurance

In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured bond.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994, and 1993



 (1)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Extraordinary Loss from Early Extinguishment of Debt

On August 6, 1993, the Company entered into a revolving credit agreement with Union Bank for $12,500,000. The proceeds from the loan were used to refinance the Company's bank indebtedness of $12,300,000 prior to its maturity on December 31, 1993. The Company incurred a prepayment penalty associated with the refinanced loan, resulting in an extraordinary charge to income during 1993 of $249,000, net of income tax benefits of $128,000.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", and Statement of Financial Accounting Standards No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", require disclosure of estimated fair value information about financial instruments, for which it is practicable to estimate that value. Under Statement of Financial Accounting Standards No. 115, the Company categorizes all of its investments in debt and equity securities as available for sale. Accordingly, all investments, including cash and short term investment, are carried on the balance sheet at their fair value. The carry amounts and fair values for investment securities are disclosed in Note 3 and were drawn from standard trade data sources such as market and broker quotes. The estimated fair value of bank indebtedness equals its carrying value, which was based on the bank loan's variable interest rate which approximates the rates currently available today. The carry amounts and fair values for the bank indebtedness is disclosed in Note 10.

Risk-Based Capital

In December 1993, the NAIC adopted a risk-based capital formula for property casualty insurance companies which establishes recommended minimum capital requirements. The formula has been designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements and a number of other factors. The Company has calculated its risk-based capital requirement as of December 31, 1995 and found that it exceeded the highest level of recommended capital requirement.

Stock-Based Compensation

During October, 1995, the Financial Accounting Standards Board ("FASB") issued a Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). The disclosure provisions are effective for fiscal years beginning after December 15, 1995. Presently, management expects to continue use of the accounting methods presented by Accounting Principles Board Opinion No. 25 and expand its disclosure of stock-based compensation as permitted by FAS 123. Accordingly, adoption of this pronouncement is not expected to have a material effect on the consolidated financial statements of the Company.

Reclassifications

Certain amounts in the accompanying consolidated financial statements for 1993 and 1994 have been reclassified to conform with the 1995 financial statement presentation.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994, and 1993



 (2) FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

The vast majority of the collateral held by the Company does not qualify for inclusion in the accompanying consolidated financial statements. The Company's policy is to record in the accompanying consolidated financial statements only those funds received as collateral on which earnings inure to the benefit of the Company. Most of the off-balance sheet collateral is in the form of irrevocable letters of credit and certificates of deposit.

On a case-by-case basis, loss reserves are reduced for that portion that can be recovered through liquidation of collateral. To the extent that these collateral items prove to be worth less than the face or notional value, the Company may incur additional losses. However, the Company believes that since the quality of collateral funds are evaluated prior to the setting of loss reserves on a case-by-case basis, any differences between face or notional value and ultimate disposition value will generally be minor.

A summary of off-balance sheet collateral held by the Company as of December 31 is as follows:

                                                          December 31,
                                                    1995              1994
                                                    (Dollars in thousands)
                                              ---------------------------------
Off-Balance Sheet Collateral:
     Irrevocable letters of credit                $  138,463        $  158,016
     Certificates of Deposit                          35,249            40,116
     Other Collateral                                 54,716            52,919
                                              --------------- -----------------

         Total Off-Balance Sheet Collateral       $  228,428        $  251,051
                                             ================ =================


Trust deeds and mortgages on real property held as collateral are not reflected in the above figures due to the inexact nature of their disposition values. During both 1995 and 1994, the Company received approximately 9% of its total collateral recoveries from trust deeds and mortgages on real property.

The Company's off-balance-sheet collateral, most notably irrevocable letters of credit, is taken on behalf of principals located in every geographical region of the country. The Company does not believe there to be noteworthy concentration of credit risk in any single area.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994, and 1993



(3)            INVESTMENTS

A summary of net investment income is as follows:

                                                                           Years ended December 31,
                                                                    1995              1994             1993
                                                                             (Dollars in thousands)
                                                               ---------------------------------------------------
Gross investment income:
     Fixed maturities                                                 $  5,939          $  5,650         $  4,802
     Equity securities                                                     267               111              154
     Cash and short-term investments                                       346               323              274
Investment expense                                                       (308)             (296)            (268)
                                                               ---------------- ----------------- ----------------

         Net investment income                                        $  6,244          $  5,788         $  4,962
                                                               ================ ================= ================

Gross realized gains:
     Fixed maturities                                              $     1,498         $     296         $  1,489
     Equity securities                                                   1,138               262              662
Gross realized losses:
     Fixed maturities                                                    (329)             (639)            (298)
     Equity securities                                                   (229)             (188)             (43)
     Other assets                                                        (150)              (51)             (23)
                                                               ---------------- ----------------- ----------------

         Net realized gains (losses)                               $     1,928         ($   320)         $  1,787
                                                               ================ ================= ================


A summary of the accumulated net unrealized appreciation (depreciation) on investments carried at market and the applicable deferred Federal income taxes is shown below:

                                                                                  December 31,
                                                                             1995              1994
                                                                             (Dollars in thousands)
                                                                       -----------------------------------
Gross unrealized appreciation:
     Fixed maturities                                                      $      2,728        $      148
     Equity securities                                                            1,820               715
     Other invested assets                                                           94                 -
Gross unrealized (depreciation):
     Fixed maturities                                                             (398)           (3,701)
     Equity securities                                                            (138)             (314)
                                                                       ----------------- -----------------

     Net unrealized appreciation (depreciation) on investments
         carried at market                                                        4,106           (3,152)
     Deferred Federal income taxes                                              (1,396)             1,072
                                                                       ----------------- -----------------

         Net unrealized appreciation (depreciation), net of deferred
              Federal income taxes                                          $     2,710        ($  2,080)
                                                                       ================= =================

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994, and 1993



(3)            INVESTMENTS (CONTINUED)

A summary of the net increase (decrease) in unrealized investment gains (losses) less applicable deferred Federal income taxes is as follows:

                                                                            Years ended December 31,
                                                                    1995              1994             1993
                                                                             (Dollars in thousands)
                                                               ---------------------------------------------------

Fixed maturities, available-for-sale                                $    5,883        ($  5,430)         $  1,935
Common equity securities, available- for-sale                            1,089             (233)             (58)
Preferred equity securities, available- for-sale                           192             (113)             (28)
Other invested assets                                                       94                 -                -
                                                               ---------------- ----------------- ----------------

     Total                                                               7,258           (5,776)            1,849
     Deferred Federal income taxes                                     (2,468)             1,964            (629)
                                                               ---------------- ----------------- ----------------

         Net increase (decrease) in unrealized investment
              gains (losses), net of deferred Federal income
              taxes                                                  $   4,790        ($  3,812)         $  1,220
                                                               ================ ================= ================

The Company's insurance subsidiaries are required to deposit securities in several of the states in which it conducts business as a condition of licensure. These investments are included in the "Fixed maturities" and "Short-term investments" captions within the accompanying consolidated balance sheets. As of December 31, 1995 and 1994, the market value of these deposits was approximately $10,975,000 and $7,987,000, respectively.

The amortized cost and estimated market values of investments in fixed maturities are as follows:

                                                                      December 31, 1995
                                                                    (Dollars in thousands)
                                            ----------------- ---------------- ----------------- ----------------
                                                                   Gross            Gross
                                            Amortized Cost      Unrealized       Unrealized         Estimated
Fixed maturities, available-for-sale                               Gains           Losses         Market Value
                                            ----------------- ---------------- ----------------- ----------------
Bonds:
     U.S. Government                               $  18,192       $      578        ($     15)        $  18,755
     Asset backed securities                           5,542               94                 -            5,636
     Mortgage backed securities                       17,547              307             (131)           17,723
     States, municipalities and political
         subdivisions                                 30,874              702               (6)           31,570
     Industrial and miscellaneous                     16,827              921             (167)           17,581
                                            ----------------- ---------------- ----------------- ----------------

         Total                                        88,982            2,602             (319)           91,265

Redeemable preferred stock                             6,448              126              (79)            6,495
Certificates of Deposit                                   25                -                 -               25
                                            ----------------- ---------------- ----------------- ----------------

         Total                                     $  95,455      $     2,728          ($  398)        $  97,785
                                            ================= ================ ================= ================


                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994, and 1993



(3)            INVESTMENTS (CONTINUED)

                                                                     December 31, 1994
                                                                  (Dollars in thousands)
                                            ---------------------------------------------------------------------
                                                                   Gross            Gross
                                            Amortized Cost      Unrealized       Unrealized         Estimated
Fixed maturities, held-to-maturity:                                Gains           Losses         Market Value
                                            ----------------- ---------------- ----------------- ----------------
Bonds:
     U.S. Government                               $  10,850       $       43       ($     269)        $  10,624
     Mortgage backed securities                          696               20              (11)              705
     States, municipalities and political
         subdivisions                                  3,524               41             (475)            3,090
                                            ----------------- ---------------- ----------------- ----------------

         Total                                        15,070              104             (755)           14,419

Certificates of Deposit                                   50                -                 -               50
                                            ----------------- ---------------- ----------------- ----------------

         Total                                     $  15,120        $     104       ($     755)        $  14,469
                                            ================= ================ ================= ================



                                            ----------------- ---------------- ----------------- ----------------
                                                                   Gross            Gross
                                            Amortized Cost      Unrealized       Unrealized         Estimated
Fixed maturities, available-for-sale                               Gains           Losses         Market Value
                                            ----------------- ---------------- ----------------- ----------------
Bonds:
     U.S. Government                               $  11,988      $         -       ($     554)        $  11,434
     Mortgage backed securities                       28,731                9             (836)           27,904
     States, municipalities and political
         subdivisions                                 29,157               11           (1,057)           28,111
     Industrial and miscellaneous                      9,303              124             (653)            8,774
                                            ----------------- ---------------- ----------------- ----------------

         Total                                        79,179              144           (3,100)           76,223

Redeemable preferred stock                             8,877                4             (601)            8,280
                                            ----------------- ---------------- ----------------- ----------------

         Total                                     $  88,056        $     148        ($  3,701)        $  84,503
                                            ================= ================ ================= ================


                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994, and 1993



(3)            INVESTMENTS (CONTINUED)

The amortized cost and estimated market value of fixed maturities at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity distribution of fixed
maturities, available-for-sale:                  Amortized Cost      Estimated
                                                                  Market Value
                                                    (dollars in thousands)
                                             -----------------------------------

Due in 1 year or less                              $    2,193        $    2,200
Due after 1 year through 5 years                       52,567            53,353
Due after 5 years through 10 years                     23,824            24,902
Due after 10 years through 20 years                     9,677            10,037
Due after 20 years                                      7,194             7,293
                                             ----------------- -----------------

Total bonds and sinking fund preferred stock        $  95,455         $  97,785
                                             ================= =================


Proceeds from the sale of available-for-sale securities during 1995 and 1994 were $63,166,000 and $57,700,000, respectively. Gross gains of $2,636,000 and $558,000 and gross losses of $558,000 and $827,000 were realized on those sales in 1995 and 1994, respectively.

Securities  with  an  amortized  cost  of  $11,285,000   were  transferred  from
held-to-maturity to available-for-sale during 1995. An unrealized gain of $532,000 related to these securities is included in the net unrealized appreciation (depreciation) of investments carried at market component of stockholders' equity. This transfer was made at December 31, 1995 because the Company concluded that it would no longer commit to holding any security to maturity, as this limited management from responding to changes in circumstances and perceived economic trends.



(4)            FURNITURE, EQUIPMENT AND IMPROVEMENTS

Furniture, equipment and improvements are recorded at historical cost. Depreciation and amortization of furniture and equipment is calculated using the straight-line method over estimated useful lives from 3 to 5 years. Amortization of leasehold improvements is calculated using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994, and 1993



(4)            FURNITURE, EQUIPMENT AND IMPROVEMENTS (CONTINUED)

                                                     December 31,
                                                1995              1994
Summary of Furniture, Equipment and              (Dollars in thousands)
Improvements:                             -----------------------------------

    Furniture                                     $  2,150          $  2,113
    Equipment                                        5,345             4,245
    Improvements                                     2,678             2,598
                                          ----------------- -----------------

         Total fixed assets                         10,173             8,956

         Less accumulated depreciation             (7,663)           (6,855)
                                          ----------------- -----------------

              Furniture, equipment and
               improvements, net                 $  2,510          $  2,101
                                          ================= =================

Depreciation expense for the years ended December 31, 1995, 1994 and 1993 was $987,000, $1,429,000 and $1,288,000, respectively.



(5)             INCOME TAXES

Amwest Insurance Group, Inc. and subsidiaries each file separate income tax returns. A reconciliation of the corporate federal tax with the financial statement effective tax for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                 Years ended December 31,
                                            1995           1994          1993
                                                  (Dollars in thousands)
                                        --------------------------------------

Computed tax expense at statutory rate      $  1,197      $  2,023     $ 1,849
Tax-advantaged interest income                 (424)         (561)       (506)
Change in valuation allowance                   (50)         (150)           -
State taxes                                       42            45        (18)
Other, net                                     (160)             7          73
                                        ------------- ------------- -----------

Total provision for income taxes           $     605     $   1,364     $ 1,398
                                        ============= ============= ===========

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994, and 1993



(5)             INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax liability and the deferred tax asset at December 31, 1995 and 1994 are presented below.

                                                   Years ended December 31,
                                                    1995              1994
                                                    (Dollars in thousands)
                                                -------------------------------
Deferred tax liabilities:
     Deferred policy acquisition costs              ($  4,592)        ($  5,185)
     Unrealized investment gains                       (1,396)                 -
     Unearned contingent commission                      (332)             (108)
     Tax depreciation in excess of book                   (26)              (66)
     Bad debt reserve                                     (51)             (270)
     Discount on salvage & subrogation reserves          (259)             (180)
     Other                                                (31)              (14)
                                                 ------------- -----------------

         Total gross deferred tax liabilities          (6,687)           (5,823)
                                                 ------------- -----------------

Deferred tax assets:
     Unearned premiums                                   1,972             2,178
     Unrealized investment losses                            -             1,072
     Discount on loss reserves                             380               310
     Proposition 103 reserve                               680                 -
     Accrued vacation                                      187                48
     Deferred compensation                                 115                 -
     Alternative minimum tax credit                         60               288
     Other                                                  93               263
                                                 ------------- -----------------

         Total gross deferred tax assets                 3,487             4,159
         Less: valuation allowance                       (300)             (350)
                                                 ------------- -----------------

              Net deferred tax assets                    3,187             3,809
                                                 ------------- -----------------

                  Total net deferred tax liability  ($  3,500)        ($  2,014)
                                                  ============ =================


During 1995, the Company collected significant amounts related to the salvage and subrogation fresh start adjustment. Collection of these amounts increased the Company's ability to retain the full benefit of that adjustment. Accordingly, the valuation allowance was reduced from $350,000 to $300,000. The ultimate realization of deferred tax assets is dependent upon the reversal of deferred credits and the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers primarily the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment and believes such amounts are realizable.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994, and 1993



 (6)           RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table sets forth a reconciliation of the liability for losses and loss adjustment expenses for the periods shown:

                                                               December 31,
                                                     1995          1994           1993
                                                          (Dollars in thousands)
                                                  -----------------------------------------

Balance at beginning of year                       $    8,900     $    8,908    $    9,040
     Less: reinsurance recoverable on unpaid
           loss and loss adjustment expenses          (1,267)        (2,448)       (2,432)
                                                  ------------ -------------- -------------

Net balance at beginning of year                        7,633          6,460         6,608

Provision for losses and loss adjustment
     expenses occurring in current year                22,401         14,983        13,747

(Decrease) increase in estimated losses and loss
     adjustment expenses for claims occurring in
     prior years                                        (267)          (879)       (1,735)

Losses and loss adjustment expense payments
     for claims occurring during:
              Current year                           (14,418)        (9,161)       (8,672)
              Prior years                             (5,342)        (3,770)       (3,488)
                                                  ------------ -------------- -------------

Net balance at end of year                             10,007          7,633         6,460
     Plus: reinsurance recoverable on unpaid
           loss and loss adjustment expenses              989          1,267         2,448
                                                  ------------ -------------- -------------

Balance at end of year                             $   10,996     $    8,900    $    8,908
                                                  ============ ============== =============


The increase or decrease in estimated losses and loss adjustment expenses for losses occurring in prior years reflects the net effect of the resolution of losses for other than full reserve value and subsequent readjustment of loss values as of December 31st of the applicable years.



(7)            REINSURANCE

The Company cedes insurance to reinsurers and the Small Business Administration ("SBA") under reinsurance treaties that cover individual risks or entire classes of business. Although the ceding of insurance does not discharge the Company from its primary liability to its bondholder, the insurance company that assumes the coverage assumes the related liability, and it is the practice of insurers for accounting purposes to treat reinsured risks, to the extent of the reinsurance ceded, as though they were risks for which the original insurer is not liable.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994, and 1993



(7)            REINSURANCE (CONTINUED)

The Company evaluates and monitors the financial condition of its reinsurers in order to minimize its exposure to significant losses from reinsurer insolvencies. The reinsurance recoverables and ceded unearned premium reported on the accompanying balance sheet would represent a liability of the Company if all reinsurers were unable to meet existing obligations under reinsurance agreements.

The following amounts represent the deductions for reinsurance ceded for the years ended December 31, 1995, 1994 and 1993.

                                                    Years ended December 31,
                                            1995              1994             1993
                                                     (Dollars in thousands)
                                        --------------------------------------------------
Net premiums written:
     Premiums written                        $  69,855         $  70,485        $  57,682
     Premiums assumed                              228                 1               31
     Premiums ceded                            (5,812)           (3,511)          (3,382)
                                        --------------- ----------------- ----------------

         Net premiums written                   64,271            66,975           54,331
                                        =============== ================= ================

Net change in unearned premiums:
     Direct                                      1,751           (5,229)          (4,244)
     Ceded                                       1,276                83                3
                                        --------------- ----------------- ----------------

         Net change in unearned premiums         3,027           (5,146)          (4,241)
                                        =============== ================= ================

Net loss and loss adjustment expenses:
     Losses and loss adjustment expenses        22,543            16,257           15,722
     Reinsurance recoveries                      (409)           (2,153)          (3,710)
                                        --------------- ----------------- ----------------

         Net losses and loss
               adjustment expenses           $  22,134         $  14,104        $  12,012
                                       ================ ================= ================


The Company maintains an excess of loss reinsurance treaty with a group of reinsurers lead by Kemper Reinsurance Company and Underwriters Reinsurance Company, (the "Kemper Treaty"). Kemper Reinsurance Company is a 32.5% participant, Underwriters Reinsurance Company has a 32.5% participation, Allstate Insurance Company has a 25% participation and SOREMA North America Reinsurance Company has a 10% participation in the treaty.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994, and 1993



(7)            REINSURANCE (CONTINUED)

The Kemper Treaty may be canceled at the election of either party by providing notice of cancellation 90 days prior to any anniversary. The Kemper Treaty limits the Company's exposure on any one principal (the person or entity for whose account the surety contract is made, and whose debt or obligation is the subject of the surety contract) to the first $500,000 of loss and to losses in excess of $6,000,000 with an annual aggregate deductible of $7,000,000. Coverage is provided for most types of bonds which the Company writes except SBA guaranteed bonds and bail bonds, which are not covered by the treaty. The reinsurers' maximum exposure under the Kemper Treaty is $21,000,000 of losses discovered during any one contract period (October 1 to October 1). Pursuant to the terms of this excess of loss treaty, the Company receives a percentage of the profit, if any, on the treaty in the form of contingent commissions. Contingent commissions in the amount of $2,226,000, $366,000 and $2,365,000 were recognized under the profit sharing provisions of the treaty for the years ended December 31, 1995, 1994 and 1993, respectively.

The Company also maintains a semiautomatic bond facultative reinsurance contract. The contract also applies to most types of bonds the Company writes with single bond penalty limits up to $10,000,000 or multiple bonds under a specific aggregate work program per principal with limits up to $20,000,000 for contract surety bonds and $25,000,000 for commercial surety bonds. The Company's retention under the contract is $6,000,000 plus 12% of the reinsured amount. The Company's aggregate retention is additionally reinsured by the aforementioned excess of loss reinsurance treaty, further limiting the Company's net exposure.

The Company's insurance subsidiaries also issue contract bonds under the SBA Surety Guarantee Program. Industry practice is to account for SBA guarantees as reinsurance transactions. The purpose of the SBA Surety Guarantee Program is to assist small contractors, who have not established credit or who fail to meet a surety's normal underwriting standards, in obtaining bonds. An SBA guarantee covers between 80% and 90% of the surety's liability up to $1,250,000 per bond.



 (8)           RESTRICTIONS ON DIVIDENDS

As a holding company, the Company depends primarily on dividends from its insurance subsidiaries for its cash flow requirements. The Company's insurance subsidiaries are subject to state regulations which restrict their ability to pay dividends. These regulations restrict the amount of stockholder dividends which may be paid within any one year without the approval of the Department of Insurance in their state of domicile. In 1993 and 1994 Amwest Surety and Far West were domiciled in California. The California Insurance Code provides that amounts may be paid as dividends on an annual noncumulative basis without prior approval up to a maximum of the greater of (1) statutory net income for the preceding year or (2) 10% of statutory policyholders' surplus as of the preceding December 31. In 1995, Amwest Surety and Far West redomesticated to the state of Nebraska. The Nebraska Insurance Code provides that amounts may be paid as dividends on an annual basis without prior approval up to a maximum of the lesser of (1) statutory net income, excluding realized capital gains, for the preceding year plus any carryforward net income from the previous two calendar years that have not already been paid out as dividends or (2) 10% of statutory policyholders' surplus as of the preceding December 31. Amwest Surety can pay $3,681,000 in dividends to the Company during 1996 without prior approval. For the years ended December 31, 1995, 1994 and 1993, Amwest Surety paid dividends of $2,000,000, $1,000,000 and $500,000, respectively, to Amwest Insurance Group, Inc.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994, and 1993



(8)            RESTRICTIONS ON DIVIDENDS (CONTINUED)

The Company's credit agreements also contain restrictions on the payment of dividends (see Note 10).



(9) RECONCILIATION OF STATUTORY ACCOUNTING PRINCIPLES TO GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The reconciliation of consolidated policyholders' surplus and net income as reported under Statutory Accounting Principles to the corresponding stockholders' equity and net income balances prepared in accordance with Generally Accepted Accounting Principles is presented below:

                                                                                  December 31,
                                                                             1995              1994
Reconciliation of consolidated  statutory  policyholders'
     surplus to stockholders' equity:                                       (Dollars in thousands)
                                                                       -----------------------------------

     Consolidated statutory policyholders' surplus                            $  36,813         $  34,004
     Stockholders' deficit of holding company                                   (7,659)           (8,647)
                                                                       ----------------- -----------------

         Adjusted statutory policyholders' surplus                               29,154            25,357

     Deferred acquisition costs                                                  13,505            15,250
     Deferred Federal income taxes                                              (3,526)           (2,080)
     Unearned contingent commission                                                 976               318
     Fixed maturities held at market                                              2,336           (4,109)
     Agents' balances greater than 90-days                                          865               794
     Proposition 103 reserve                                                    (2,000)                 -
     Other non-admitted assets                                                    1,673               464
                                                                       ----------------- -----------------

         Stockholders' equity                                                 $  42,983         $  35,994
                                                                       ================= =================

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994, and 1993



(9) RECONCILIATION OF STATUTORY ACCOUNTING PRINCIPLES TO GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED)

                                                                            Years ended December 31,
                                                                    1995              1994             1993
Reconciliation of consolidated statutory net income                         (Dollars  in thousands)
     to net income:                                            ---------------------------------------------------

     Consolidated statutory net income                                $  5,759          $  3,328         $  4,194
     Net income (loss) of holding company                                   76               184            (178)
                                                               ---------------- ----------------- ----------------

     Adjusted statutory net income                                       5,835             3,512            4,016

     Interest on surplus note                                          (1,115)           (1,115)          (1,115)
     Change in deferred acquisition costs                              (1,745)             2,216            1,243
     Change in unearned contingent commission                              659               318                -
     Change in agents' balances greater than 90-days                        71                 -              228
     Change in deferred Federal income taxes                             1,212             (343)            (580)
     Proposition 103 expense                                           (2,000)                 -                -
                                                               ---------------- ----------------- ----------------

         Net income                                                   $  2,917          $  4,588         $  3,792
                                                               ================ ================= ================


(10)           BANK INDEBTEDNESS

On August 6, 1993, the Company entered into a revolving credit agreement with Union Bank for $12,500,000. The debt agreement was amended on April 24, 1995 to increase the amount available under the revolving line of credit from $12,500,000 to $15,000,000. The amounts available are reduced by $2,500,000 each year beginning on July 15, 1995 and ending on July 15, 2000. Accordingly at December 31, 1995, $12,500,000 is available under the revolving line of credit, all of which is currently utilized. The bank loan has a variable rate based upon fluctuations in the London Interbank Offered Rate (LIBOR) and amortizing principal payments. The interest rate at December 31, 1995 was 7.9375%. The credit agreement contains certain financial covenants with respect to capital expenditures, business acquisitions, liquidity ratio, leverage ratio, tangible net worth, net profit and dividend payments.
                                                     Balance
                                            (Dollars in thousands)
                                           --------------------------
Summary of debt maturity schedule:
         July 15, 1996                               $ 2,500
         July 15, 1997                                 2,500
         July 15, 1998                                 2,500
         July 15, 1999                                 2,500
         July 15, 2000                                 2,500

The bank loan has a variable interest rate which approximates the rates currently available today. Accordingly, estimated fair value of the debt is equal to the statement value of $12,500,000.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994, and 1993



 (11)          OTHER LIABILITIES

The following table is a summary of other liabilities at December 31, 1995 and 1994:

                                                December 31
                                           1995              1994
                                           (Dollars in thousands)
                                     -----------------------------------
Accrued salaries, fringe benefits
     and other compensation                  $  2,008          $  2,381
Premium taxes payable                             308             1,235
Accrued rent payable                              932               932
General accounts payable                         (52)               688
Accrued payable - SBA                             102               248
Dividends payable                                 237               213
Loss on sub-lease                                 459               459
Proposition 103 reserve                         2,000                 -
Other                                           1,695               156
                                     ----------------- -----------------

     Total other liabilities                 $  7,689          $  6,312
                                     ================= =================


(12)           COMMITMENTS AND CONTINGENCIES

The Company is subject to certain claims arising in the ordinary course of its operations. The Company believes that the ultimate resolution of such matters will not materially affect its consolidated financial condition.

At December 31, 1995, the Company occupied office space under various operating leases in addition to a leased mini-computer that have remaining noncancellable lease terms in excess of one year. Rental expenses of approximately $3,787,000, $3,726,000 and $3,775,000 for the years ended December 31, 1995, 1994 and 1993, respectively, have been charged to operations in the accompanying consolidated statements of operations.

                                                    Balance
                                            (Dollars in thousands)
                                           --------------------------
Summary of minimum future annual
  rental commitments:
     1996                                          $    3,553
     1997                                               3,191
     1998                                               1,950
     1999                                                 427
     2000 and thereafter                                  164
                                           --------------------------

         Total minimum payments                         9,285
         Sublease income                                (415)
                                           --------------------------

              Total                                 $   8,870
                                           ==========================

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994, and 1993



 (13)          PROPOSITION 103

On November 8, 1988, California voters passed Proposition 103, an insurance initiative which required a rollback in insurance rates for policies (and bonds) written or renewed during the twelve month period beginning November 8, 1988 and provided that changes in insurance premiums after November 8, 1988 must be submitted for approval of the California Insurance Commissioner prior to implementation. While the Proposition has the most significant impact on automobile insurance, its provisions, as written, also apply to other property and casualty insurers including surety insurers.

On August 26, 1990, the State of California enacted Insurance Code Section 1861.135 ("Section 1861.135") exempting surety insurance from the rate rollback and prior approval provisions of Proposition 103. Section 1861.135 does not effect Proposition 103's prohibition against excessive, inadequate or discriminatory rates. Due to the enactment of Section 1861.135, the Company terminated a previously established reserve for potential premium rebates.

Subsequently, the Department of Insurance ("Department") and Voter Revolt brought a motion for writ of mandate challenging the validity of Section 1861.135. On March 21, 1991, the Los Angeles Superior Court concluded that
Section 1861.135 did not violate the California Constitution or provisions of Proposition 103. The Department and Voter Revolt appealed. On December 7, 1993, the Second District Court of Appeal overturned Section 1861.135 by a 2-1 vote. On February 24, 1994, the California Supreme Court agreed to hear the Company's petition for review, thereby staying the Court of Appeals opinion. On December 14, 1995, the Supreme Court of the State of California affirmed the decision of the Second District Court of Appeal, overturning Insurance Code Section 1861.135, which exempted the surety insurance industry from major provisions of Proposition 103. Accordingly, the Company is no longer exempted from the rate rollback and prior approval provisions contained in Proposition 103.

The Company accrued $2,000,000 during the quarter ended December 31, 1995 representing the Company's best estimate of its rollback obligations pursuant to Proposition 103, the exact amount of which has not yet been determined. Such estimate was based on a variety of factors, including but not limited to, the profitability of the Company in California during 1989 (the rollback period), a review of the various regulations promulgated by the Department of Insurance, and a review of rollback obligations of other insurance companies, including a surety company. Pursuant to the provisions of Proposition 103, the rollback amount will ultimately be determined by complex California Department of Insurance formulas but is statutorily limited to a maximum of 20% of California written premiums during 1989, plus accrued interest thereon. In the event that the Company's rollback obligation were eventually determined to be the statutory maximum, it could approximate $7,500,000 which is $5,500,000 in excess of the Company's best estimate of its ultimate rollback liability. While the current accrual represents management's best estimate of the Company's Proposition 103 rollback obligations, no assurances can be given that a final settlement with the California Department of Insurance will not result in a rollback amount which could have a significant adverse impact on the Company's future earnings, although it is not anticipated that such result would materially adversely impact the Company's financial position. Until a final settlement is reached with the California Department of Insurance, no assurances can be given as to the ultimate amount of premiums to be refunded to policyholders.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994, and 1993



 (14)          MERGER AGREEMENT

On November 30, 1995, an Agreement and Plan of Merger (the "Merger Agreement") was executed by and between the Company and Condor Services, Inc. ("Condor"), an unaffiliated insurance holding company which provides property and casualty insurance coverages and services in California and Arizona. Special meetings of the stockholders of Condor and Amwest were held on March 14, 1996 at which the Merger Agreement was approved and adopted and the transaction was consummated later that day..

Effective with such closing of the merger (the "Merger"), the separate existence of Condor ceased. In the Merger, each outstanding share of Condor's Common Stock (other than shares owned by Condor as treasury stock or by Amwest or its subsidiaries, all of which were canceled) were converted into the right to receive 0.5 of a share of Amwest Common Stock. No fractional shares of Amwest Common Stock were issued in the Merger. After the Merger, there were approximately 3,320,000 shares of Amwest Common Stock outstanding.

The information below indicates on a pro forma basis, amounts as if the Condor pooling of interests merger had occurred for all years presented.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994, and 1993



(14)           MERGER AGREEMENT (CONTINUED)

                                                                                   Years ended December 31,
                                                                           1995              1994             1993
                                                                   ----------------- ---------------- -----------------
Underwriting Revenues:
     Net premiums written                                                 $  82,143        $  86,435         $  76,326
     Net change in unearned premiums                                          3,027          (5,146)           (4,241)
                                                                   ----------------- ---------------- -----------------

         Net premiums earned                                                 85,170           81,289            72,085
                                                                   ----------------- ---------------- -----------------

Underwriting Expenses:
     Net losses and loss adjustment expenses                                 35,265           28,737            28,468
     Policy acquisition costs                                                38,070           36,607            28,925
     General operating costs and expenses                                    14,309           15,616            14,400
     Loss on broker misappropriation of funds                                     -                -             1,870
     Proposition 103 expense                                                  2,000                -                 -
                                                                   ----------------- ---------------- -----------------

         Total underwriting expenses                                         89,644           80,960            73,663
                                                                   ----------------- ---------------- -----------------

              Underwriting income (loss)                                    (4,474)              329           (1,578)

Net investment income                                                         7,780            7,417             6,433
Interest expense                                                            (1,056)            (840)           (1,050)
Collateral interest expense                                                 (1,698)          (1,921)           (2,027)
Net unrealized gains (losses) on trading securities                              83             (80)               (3)
Net realized gains (a)                                                        2,176               65             2,331
Recovery on misappropriation of funds                                           890                -                 -
Commissions and fees                                                            777            1,379               815
Other revenue                                                                    20               44                27
                                                                   ----------------- ---------------- -----------------

     Income before income taxes and extraordinary item                        4,498            6,393             4,948
                                                                   ----------------- ---------------- -----------------

Provision for income taxes (benefit):
     Current                                                                  2,044              975               485
     Deferred                                                               (1,215)              377               516
                                                                   ----------------- ---------------- -----------------

         Total provision for income taxes                                       829            1,352             1,001
                                                                   ----------------- ---------------- -----------------

              Income before extraordinary item                                3,669            5,041             3,947

Extraordinary item:
Loss from early extinguishment of debt, net of income taxes                       -                -             (249)
                                                                   ----------------- ---------------- -----------------

              Net income                                                 $    3,669       $    5,041        $    3,698
                                                                   ================= ================ =================

Earnings Per Common Share (b):
     Income  before extraordinary item                                  $      1.10      $      1.50       $      1.20
     Extraordinary item                                                           -                -             (.08)
                                                                   ----------------- ---------------- -----------------

         Net income                                                     $      1.10      $      1.50       $      1.12
                                                                   ================= ================ =================

Weighted average number of  common shares outstanding                     3,340,851        3,350,118         3,298,104


                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994, and 1993



(14)           MERGER AGREEMENT (CONTINUED)

(a) Net realized gains were adjusted for the year ended December 31, 1993 pursuant to sale transactions of Condor Common Stock made by a wholly-owned subsidiary of Amwest. For the year ended December 31, 1993, the investment in Condor Common Stock was reduced from 212,850 shares at January 1, 1993 to 97,350 shares at December 31, 1993 resulting in a reduction in realized investment gains, net of income taxes of $335,000.

(b) Pro forma weighted average number of common shares outstanding for the years ended December 31, 1995, 1994 and 1993 are based upon Amwest's and Condor's combined historical weighted average shares, after adjustment of Condor's historical number of shares by the Conversion Number and excluding any Condor shares held in treasury or owned by Amwest.



(15)           STOCKHOLDER RIGHTS PLAN

On May 10, 1989, the Board of Directors adopted a Stockholder Rights Plan and declared a dividend of one Stock Purchase Right (a "Right") for each share of common stock outstanding on May 22, 1989. Each Right becomes exercisable on the tenth business day after a person or group (other than the Company and certain related parties) has acquired or commenced a tender or exchange offer to acquire 20% or more of the Company's common stock, or upon consummation of certain mergers, business combinations or sales of the Company's assets. If the Rights become exercisable, a holder will be entitled to purchase in certain cases (i) one one-hundredth of a share of Series A Junior Participating Preferred Stock, $.01 par value, at the then current exercise price (initially $50), (ii) shares of common stock, $.01 par value, having a market price equal to two times the then current exercise price, or (iii) in case of a merger, common stock of the acquiring corporation having a market value equal to two times the then current exercise price.

The Company is entitled to redeem the Rights at $.01 per Right under certain circumstances. The rights do not have voting or dividend rights, and cannot be traded independently from the Company's common stock until such time as they become exercisable.



(16)           RETIREMENT PLAN

In January, 1992, the Company adopted a 401(k) savings plan entitled the Amwest Surety Insurance Company 401(k) Plan (the "Plan"). Employees eligible for participation in the Plan must have attained one year of service and be at least 21 years of age. The Plan provides for employer matching contributions at 50%, up to a maximum of the first 6% of the employee contribution and become fully vested at the end of 5 years of employment. Total expense to the Company during 1995, 1994 and 1993 amounted to $275,000, $263,000 and $175,000, respectively.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994, and 1993



 (17)          STOCK OPTIONS AND WARRANTS

The Company has a Stock Option Plan and a Non-Employee Director Stock Option Plan ("the Plans") pursuant to which it has reserved an aggregate of 751,000
shares  of  its  Common  Stock,   subject  to  adjustment  for  reorganizations,
recapitalizations, stock splits or similar events. Shares of Common Stock subject to the unexercised portions of any options granted under the Plans which expire, terminate or are canceled may again be subject to options under the Plans.

The per share exercise price of options under the Plans may not be less than 100% of the fair market value of the underlying Common Stock on the date of the grant of the option (110% of such fair market value with respect to Incentive Options granted to an individual who owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary or parent corporation).

Activity pursuant to the plans is as follows:

                                                             Stock Option Plans                      Warrants
                                                      ---------------------------------- ----------------------------------
                                                                            Option                          Warrant Price
                                                          Shares            Price             Shares
                                                      ---------------- ----------------- ----------------- ----------------

Outstanding at December 31, 1992                              199,675      $ 5.37-15.68            50,000            13.50
Granted in 1993                                                52,000       10.40-11.83                 -                -
Exercised in 1993                                            (10,425)        5.37-11.13                 -                -
Canceled in 1993                                             (31,375)        8.38-14.25          (50,000)            13.50
                                                      ---------------- ----------------- ----------------- ----------------

Outstanding at December 31, 1993                              209,875      $ 5.37-15.68                 -                -
Granted in 1994                                                86,700       13.88-14.25                 -                -
Exercised in 1994                                            (11,000)        8.38-11.13                 -                -
Canceled in 1994                                              (8,625)        8.38-14.25                 -                -
                                                      ---------------- ----------------- ----------------- ----------------

Outstanding at December 31, 1994                              276,950      $ 5.37-15.68                 -                -
Granted in 1995                                               106,000       14.25-14.88                 -                -
Exercised in 1995                                            (48,875)        5.37-14.25                 -                -
Canceled in 1995                                              (5,125)        8.38-13.88                 -                -
                                                      ---------------- ----------------- ----------------- ----------------

Outstanding at December 31, 1995                              328,950      $ 8.38-15.68                 -                -
                                                      ================ ================= ================= ================


Of the 328,950 stock options outstanding at December 31, 1995, 154,488 are available for exercise at prices ranging from $8.38 to $15.68.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                      SUPPLEMENTARY INFORMATION (UNAUDITED)



QUARTERLY FINANCIAL INFORMATION

The quarterly results for the years ended December 31, 1995, 1994 and 1993 are set forth in the following table:

                                                                 (Dollars in thousands, except per share data)
                                                      ---------------- ----------------- ----------------- ----------------
                                                           First        Second Quarter        Third            Fourth
                                                          Quarter                            Quarter           Quarter
                                                      ---------------- ----------------- ----------------- ----------------
1995
     Premiums written                                       $  16,209         $  19,267         $  18,622        $  15,757
     Net premiums earned                                       16,720            16,822            16,937           16,819
     Net investment income                                      1,591             1,632             1,564            1,457
     Net realized gains                                            67               542               620              699
     Total revenues                                            18,378            18,996            19,121           18,975
     Net income (loss)                                            927               972             1,041             (23)
     Earnings (loss) per share                                    .39               .40               .43            (.01)

                                                      ---------------- ----------------- ----------------- ----------------
                                                           First        Second Quarter        Third            Fourth
                                                          Quarter                            Quarter           Quarter
                                                      ---------------- ----------------- ----------------- ----------------
1994
     Premiums written                                       $  15,223         $  18,423         $  20,059        $  16,780
     Net premiums earned                                       14,044            14,195            15,836           17,754
     Net investment income                                      1,271             1,355             1,477            1,634
     Net realized gains (losses)                                (104)             (146)                35            (105)
     Total revenues                                            15,211            15,404            17,348           19,283
     Net income                                                 1,134               324               376            2,754
     Earnings per share                                           .47               .13               .16             1.15

                                                      ---------------- ----------------- ----------------- ----------------
                                                           First        Second Quarter        Third            Fourth
                                                          Quarter                            Quarter           Quarter
                                                      ---------------- ----------------- ----------------- ----------------
1993
     Premiums written                                       $  11,802         $  15,093         $  16,128        $  14,659
     Net premiums earned                                       11,899            11,797            12,594           13,800
     Net investment income                                      1,309             1,412             1,127            1,142
     Net realized gains                                         1,224               235               195              133
     Total revenues                                            14,432            13,444            13,916           15,075
     Net income                                                 1,226               114             1,273            1,178
     Earnings per share                                           .52               .04               .54              .40




                                                                   SCHEDULE I

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                             SUMMARY OF INVESTMENTS-
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                                December 31, 1995
                             (Dollars in thousands)

                                 Column A                              Column B           Column C         Column D

                                                                                                            Amount
                                                                                                         as shown on
                             Type of investment                        Cost                Value        balance sheet
Fixed Maturities:
     Bonds:
        United States Government and government
           agencies and authorities                             $         32,281   $         33,021   $         33,021
        States, municipalities and political subdivisions                 30,874             31,569             31,569
        Foreign governments                                                  -                  -                  -
        Public utilities                                                     -                  -                  -
        Convertibles and bonds with warrants attached                        -                  -                  -
        All other corporate bonds                                         25,827             26,675             26,675
                                                                  ---------------    ---------------    ---------------

           Total bonds                                                    88,982             91,265             91,265

     Certificates of deposit                                                  25                 25                 25
     Redeemable preferred stock                                            6,448              6,495              6,495
                                                                  ---------------    ---------------    ---------------

           Total fixed maturities                                         95,455             97,785             97,785

Equity securities:
     Common stocks:
        Public utilities                                                     -                  -                  -
        Banks, trust and insurance companies                               1,261              2,299              2,299
        Industrial, miscellaneous and all other                            2,753              3,289              3,289
     Non-redeemable preferred stocks                                       2,847              2,956              2,956
                                                                  ---------------    ---------------    ---------------

           Total equity securities                                         6,861              8,544              8,544

Mortgage loans on real estate                                                -           XXXXXXX                   -
Real estate                                                                  -           XXXXXXX                   -
Policy loans                                                                 -           XXXXXXX                   -
Other long-term investments                                                  703         XXXXXXX                   797
Short-term money-market investments                                          745         XXXXXXX                   745
                                                                  ---------------    ---------------    ---------------

           Total investments                                    $        103,764         XXXXXXX      $        107,871
                                                                  ===============    ===============    ===============


                                                               SCHEDULE II

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

              CONDENSED FINANCIAL INFORMATION (Parent Company Only)
                             STATEMENT OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                                            Year ended December 31,
                                                                      1995             1994              1993
REVENUES:

      Management fee income, net                                $           59   $          275    $          106
      Equity in income of subsidiaries                                   2,848            4,395             3,970
      Net investment income                                                 76               76                68
                                                                   ------------     ------------     -------------

          Income before income taxes                                     2,983            4,746             4,144

Provision for income taxes                                                  66              158               103
                                                                   ------------     ------------     -------------

      Income before extraordinary item                                   2,917            4,588             4,041

Extraordinary item                                                           -                -             (249)
                                                                   ------------     ------------     -------------

          Net income                                            $        2,917   $        4,588    $        3,792
                                                                   ============     ============     =============


                 See accompanying notes to financial statements.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

              CONDENSED FINANCIAL INFORMATION (Parent Company Only)
                                 BALANCE SHEETS
                             (Dollars in thousands)

                                                          Year ended December 31,
                                                           1995              1994
ASSETS:

      Total investments                              $        51,637   $        45,558
      Cash and cash equivalents                                1,374             1,562
      Accrued investment income                                   10                10
      Income taxes receivable                                     65                12
      Deferred Federal income tax asset                           45                66
      Due from affiliates                                         94                 -
      Furniture, equipment and improvements                      730               947
      Other assets                                             1,877             1,769
                                                       --------------    --------------

          Total assets                               $        55,832   $        49,924
                                                       ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
      Bank indebtedness                              $        12,500   $        12,500
      Due to affiliates                                            -               153
      Other liabilities                                          349             1,277
                                                       --------------    --------------

          Total liabilities                                   12,849            13,930
                                                       --------------    --------------

Stockholders' Equity:
      Common stock and additional paid in capital              9,467             9,245
      Net unrealized appreciation (depreciation)
          on equity securities, net of taxes                   2,710           (2,080)
      Retained earnings                                       30,806            28,829
                                                       --------------    --------------

          Total stockholders' equity                          42,983            35,994
                                                       --------------    --------------

               Total liabilities and stockholders'
                     equity                          $        55,832   $        49,924
                                                       ==============    ==============


                 See accompanying notes to financial statements.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

              CONDENSED FINANCIAL INFORMATION (Parent Company Only)
                             STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                             Year ended December 31,
                                                                     1995             1994              1993
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                               $        2,917   $         4,588   $         3,792
      Add extraordinary item                                                -                 -               249
      Less equity in income of subsidiary                             (2,848)           (4,395)           (3,970)
                                                                 -------------    --------------    --------------
          Net income from operations                                       69               193                71
          Adjustments:
               Change in income taxes, net                                159             (204)               (3)
               Change in accrued investment income                          -                 -               (8)
               Change in due (to) from affiliates                       (247)                55                98
               Change in other assets / liabilities                   (1,036)               128           (1,144)
               Dividend received from affiliate                         2,000             1,000               500
               Provision for depreciation and amortization                465               563               609
               Realized gain on sale of securities                          -                 -              (10)
               Realized gain on sale of fixed assets                        6                 -               (9)
                                                                 -------------    --------------    --------------
                   Net cash provided (used)                             1,416             1,735               104
                                                                 -------------    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash received from investments sold, matured,
          called or repaid                                                  -                 -             1,602
      Cash paid for investments acquired                                    -                 -           (2,601)
      Amortization of premium on bonds                                  (632)               632                 9
      Capital expenditures, net                                         (254)             (277)              (52)
                                                                 -------------    --------------    --------------
          Net cash provided (used)                                      (886)               355           (1,042)
                                                                 -------------    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from debt issuance                                           -                 -            12,500
      Proceeds from common stock issuance                                 448               104               280
      Redeemable warrants                                                   -                 -             (179)
      Repayment of debt                                                     -                 -          (12,300)
      Repurchase of common stock                                        (226)             (417)                 -
      Amortization of bank indebtedness                                     -                 -                36
      Dividends paid                                                    (940)             (852)             (659)
                                                                  -------------    --------------    --------------
          Net cash from financing activities                            (718)           (1,165)             (322)
                                                                 -------------    --------------    --------------

          Net increase (decrease)                                       (188)               925           (1,260)
          Cash and cash equivalents, beginning                          1,562               637             1,897
                                                                 -------------    --------------    --------------
               Cash and cash equivalents, ending               $        1,374   $         1,562   $           637
                                                                 =============    ==============    ==============


                 See accompanying notes to financial statements.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

              CONDENSED FINANCIAL INFORMATION (Parent Company Only)
                          NOTES TO FINANCIAL STATEMENTS


1.       Basis of Presentation
         The accompanying condensed financial statements include the accounts of Amwest Insurance Group, Inc. (the "Parent Company"). The Parent Company's wholly-owned subsidiaries, Amwest Surety Insurance Company, Far West Insurance Company and Far West Bond Services are not presented as consolidated entities on these condensed financial statements.

2.       Material Contingencies
         The Parent Company is the subject of certain claims arising in the ordinary course of its operations. The Parent Company believes that the ultimate resolution of such matters will not materially affect its financial condition.

3.        Long-Term Obligations and Guarantees
         On August 6, 1993, the Parent Company entered into a revolving credit agreement with Union Bank for $12,500,000. The debt agreement was amended on April 24, 1995 to increase the amount available under the revolving line of credit from $12,500,000 to $15,000,000. The amounts available are reduced by $2,500,000 each year beginning on July 15, 1995 and ending on July 15, 2000. Accordingly at December 31, 1995, $12,500,000 is available under the revolving line of credit, all of which is currently utilized. The bank loan has a variable rate based upon fluctuations in the London Interbank Offered Rate (LIBOR) and amortizing principal payments.
3.       Merger Agreement

         On November 30, 1995, an Agreement and Plan of Merger (the "Merger Agreement") was executed by and between the Parent Company and Condor Services, Inc. ("Condor"), an unaffiliated insurance holding company which provides property and casualty insurance coverages and services in California and Arizona. The Merger Agreement was approved at special meetings of the stockholders of Condor and the Parent Company held on March 14, 1996.

The Board of Directors

Amwest Insurance Group, Inc.:

We consent to incorporation by reference in registration statements Nos. 33-11020, 33-24243 and 33-38128 on Form S-8 and in registration statements Nos. 33-28645 and 33-37984 on Form S-3 of Amwest Insurance Group, Inc. of our reports dated February 7, 1996, relating to the consolidated balance sheets of Amwest Insurance Group, Inc. and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, changes in stockholders' equity and cash flows and related schedules for each of the years in the three-year period ended December 31, 1995, which reports appear in the December 31, 1995 annual report on Form 10-K of Amwest Insurance Group, Inc.





                              KPMG PEAT MARWICK LLP





Los Angeles, California
March 28, 1996

                          INDEPENDENT AUDITORS' REPORT







The Board of Directors and Stockholders

Amwest Insurance Group, Inc.:

Under date of February 7, 1996, we reported on the consolidated balance sheets of Amwest Insurance Group, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995 as contained in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





                              KPMG PEAT MARWICK LLP





 Los Angeles, California
February 7, 1996