Form 10-Q
period 1996-03-31
AMWEST INSURANCE GROUP INC
filed 1996-05-15
CIK 780118

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1996

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

      As of May 13, 1996, 3,320,057 shares of common stock, $.01 par value, were outstanding.





                 THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING
               SUBMITTED PURSUANT TO RULE 300(d) OF REGULATION S-T

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES


                                      INDEX


Part I. FINANCIAL INFORMATION:

     Item 1
          Consolidated Statements of Operations for the three months ended
          March 31, 1996 and 1995                                             3

          Consolidated Balance Sheets as of March 31, 1996 and
          December 31, 1995                                                   4

          Consolidated Statements of Cash Flows for the three months ended
          March 31, 1996 and 1995                                             6

          Notes to Interim Consolidated Financial Statements                  8

     Item 2
          Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               9

Part II. OTHER INFORMATION:

          Item 1
          Legal Proceedings                                              13

          Item 2
          Changes in Securities                                          13

          Item 3
          Defaults Upon Senior Securities                                13

          Item 4
          Submission of Matters to a Vote of Security Holders            14

          Item 5
          Other Information                                              14

          Item 6
          Exhibits and Reports on Form 8-K                               14


                         PART I - FINANCIAL INFORMATION

                                     Item 1

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)

                                                            Three months ended
                                                                 March 31,
                                                            1996        1995
Unerwriting revenues:
    Premiums written ...................................   $ 23,208    $ 21,799
    Premiums ceded .....................................     (2,743)     (2,384)
                                                           --------    --------
       Net premiums written ............................     20,465      19,415
    Change in unearned premiums:
       Direct ..........................................      1,519       1,308
       Ceded ...........................................       (149)        510
                                                           --------    --------
          Net premiums earned ..........................     21,835      21,233
                                                           --------    --------

Underwriting expenses:
    Losses and loss adjustment expenses ................     10,463       9,160
    Reinsurance (recoveries) refunds ...................       (392)     (1,026)
                                                           --------    --------
       Net losses and loss adjustment expenses .........     10,071       8,134
    Policy acquisition costs ...........................      9,487       9,115
    General operating costs ............................      3,828       4,139
                                                           --------    --------
       Total underwriting expenses .....................     23,386      21,388
                                                           --------    --------

          Underwriting (loss) ..........................     (1,551)       (155)

Interest expense .......................................       (238)       (280)
Collateral interest expense ............................       (356)       (445)
Merger expense .........................................       (710)       --
Net investment income ..................................      1,807       1,997
Net unrealized gain on trading securities ..............       --            31
Net realized investment gains ..........................      1,025          20
Commissions and fees ...................................        143         181
                                                           --------    --------

    Income before income taxes .........................        120       1,349

Provision for income taxes:
    Current ............................................         76         329
    Deferred ...........................................        (42)       (239)
                                                           --------    --------
       Total provision for income taxes ................         34          90
                                                           --------    --------

          Net income ...................................   $     86    $  1,259
                                                           ========    ========

Earnings per common share:
                                                           ========    ========
    Net income .........................................   $   0.03    $   0.38
                                                           ========    ========

    Weighted average number of common shares outstanding      3,343       3,319

       See accompanying notes to interim consolidated financial statements


                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                             March 31,   December 31,
                                                                               1996         1995
                                                                             ---------   ------------
                                                                            (unaudited)
Investments, available-for-sale:
Fixedmaturities,  at market  value  (amortized  cost of $106,393 and $114,793 at March 31, 1996 and December 31, 1995,
      respectively) .......................................................   $106,849   $117,191

Common equity  securities,  at market  value (cost of $7,933 and $7,268 at March 31, 1996 and December 31, 1995,
     respectively) ........................................................      9,968      8,689

Preferred equity securities, at market value (cost of $3,129 and $2,847 at March 31, 1996 and December 31, 1995,
     respectively)
                                                                                 3,321      3,592

Other invested assets ($2,275 and $703 at March 31, 1996 and
      December 31, 1995, respectively) ....................................      2,402        797

Short-term investments ....................................................        955        745
                                                                              --------   --------

Total investments .........................................................    123,495    131,014

Cash and cash equivalents .................................................      7,397      5,232
Accrued investment income .................................................      1,520      1,573
Agents balances and premiums receivable (less allowance for
     doubtful accounts of $375 at March 31, 1996 and
     December 31, 1995) ...................................................     11,516      9,356
Reinsurance recoverable:
     Paid loss and loss adjustment expenses ...............................        955        865
     Unpaid loss and loss adjustment expenses .............................      7,881      7,669
Ceded unearned premiums ...................................................      2,804      2,941
Deferred policy acquisition costs .........................................     13,691     13,885
Furniture, equipment and improvements, net ................................      3,704      3,311
Current Federal income taxes ..............................................        513          7
Other assets ..............................................................      6,082      7,980
                                                                              --------   --------

         Total assets .....................................................   $179,558   $183,833
                                                                              ========   ========



                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                               March 31,   December 31,
                                                                                 1996         1995
                                                                               ---------   ------------
                                                                             (unaudited)
Liabilities:
     Unpaid losses and loss adjustment expenses .............................   $ 34,571   $ 31,915
     Unearned premiums ......................................................     32,082     33,589
     Funds held as collateral ...............................................     32,278     37,650
     Bank indebtedness ......................................................     12,500     12,500
     Amounts due to reinsurers ..............................................      2,528      2,188
     Deferred Federal income taxes ..........................................      1,822      2,497
     Other liabilities ......................................................      9,526      8,419
                                                                                --------   --------

         Total liabilities ..................................................    125,307    128,758

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000
         shares authorized; issued and outstanding: none ....................       --         --
     Common stock, $.01 par value, 10,000,000
         shares authorized, issued and outstanding: 3,320,057 at
         March 31, 1996 and 3,286,942 at December 31, 1995
                                                                                      33         33
     Additional paid-in capital .............................................     17,775     17,204
     Net unrealized appreciation of investments carried at market,
         net of income taxes ................................................      1,854      3,074
     Retained earnings ......................................................     34,589     34,764
                                                                                --------   --------

         Total stockholders' equity .........................................     54,251     55,075
                                                                                --------   --------

                  Total liabilities and stockholders' equity ................   $179,558   $183,833

                                                                                ========   ========

      See accompanying notes to interim consolidated financial statements.


                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Dollars in thousands)

                                                                                                         Three months ended
                                                                                                              March 31,
                                                                                                          1996        1995
Cash flows from operating activities:

     Net income ...................................................................................       $     86    $  1,259
     Adjustments to reconcile net income to cash provided by operating activities:

        Change in agents' balances and premiums receivable and
            unearned premiums .....................................................................         (3,667)     (2,615)
        Change in accrued investment income ...........................................................         53         135
        Change in unpaid losses and loss adjustment expenses ..........................................      2,656      (4,020)
        Change in  reinsurance  recoverable  on paid and unpaid  losses and loss adjustment expenses and ceded unearned premiums
                                                                                                              (165)      1,725
        Change in amounts due to reinsurers ...........................................................        340         110
        Change in reinsurance funds held, net .........................................................       --          (809)
        Change in other assets and other liabilities ..................................................      3,005      (2,317)
        Change in income taxes, net ...................................................................       (553)       (185)
        Change in deferred policy acquisition costs ...................................................        194         531
        Net realized (gain) on sale of fixed maturities ...............................................       (596)        (80)
        Net realized (gain) loss on sale of equity securities .........................................       (556)         60
        Net realized loss on sale of fixed assets .....................................................          1           4
        Equity securities, trading
          Purchases ...................................................................................       --        (2,106)
          Sales .......................................................................................       --         1,875
        Net unrealized (gains) on trading securities ..................................................       --           (32)
        Provision for depreciation and amortization ...................................................        330         410
                                                                                                          --------    --------

              Net cash provided (used) by operating activities ........................................      1,128      (6,055)

Cash flows from investing activities:

     Cash received from investments sold, matured, called or repaid:
         Investments held-to-maturity .................................................................       --            32
         Investments available-for-sale ...............................................................     22,420      14,135
     Cash paid for investments acquired:
         Investments available-for-sale ...............................................................    (15,313)     (7,896)
     Amortization of discount on bonds ................................................................         37        (646)
     Capital expenditures, net ........................................................................       (720)       (524)
                                                                                                          --------    --------

         Net cash provided by investing activities ....................................................   $  6,424    $  5,101


Cash flows from financing activities:

     Proceeds from issuance of common stock ...........................................................   $    246    $    169
     Change in funds held as collateral ...............................................................     (5,372)     (2,944)
     Dividends paid ...................................................................................       (261)       (232)
                                                                                                          --------    --------

        Net cash (used) by financing activities .......................................................     (5,387)     (3,007)
                                                                                                          --------    --------

Net increase (decrease) in cash and cash equivalents ..................................................      2,165      (3,961)

Cash and cash equivalents at beginning of period ......................................................      5,232       6,295
                                                                                                          --------    --------

Cash and cash equivalents at end of period ............................................................   $  7,397    $  2,334
                                                                                                          ========    ========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest .....................................................    ................................   $    594    $    725
     Income taxes .....................................................................................        564         388

Cash received during the period on:
     Investments sold prior to maturity ...............................................................   $ 22,120    $ 13,835
     Investments held to maturity .....................................................................        300         332


      See accompanying notes to interim consolidated financial statements.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
               Notes to Interim Consolidated Financial Statements
                                   (unaudited)


         (1)      Basis of Presentation

         The interim consolidated financial statements presented herein are unaudited and, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. All such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         (2)        Merger

         On March 14,1996, the Company completed its previously announced merger with Condor Services, Inc. ("Condor") The merger has been accounted for under the pooling of interests method. Accordingly, all financial information presented herein for all periods includes Condor. Additionally, share and per share data presented in these financial statements reflect the retroactive effects of the merger with Condor.

         The following table lists certain financial information for the three months ended March 31, 1996 and 1995 for both Amwest and Condor, as separate entities.

                                                            Three months ended
                                                                 March 31,
                       Type                               (Dollars in thousands)
                                                               1996       1995
              Amwest:
               Total revenues                             $  19,307  $  18,377
               Underwriting income (loss)                      (967)         3
               Net income                                       286        927

              Condor:
               Total revenues                                 5,503      5,085
               Underwriting income (loss)                      (584)       158
               Net income (loss)                             $ (200)     $ 332


                 Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         Results of Operations

         Premiums written increased 6% from $21,799,000 for the three months ended March 31, 1995 to $23,208,000 for the three months ended March 31, 1996. The increase in premiums written is primarily attributable to increased premiums written by Condor Insurance Company.

         Net premiums earned increased 3% from $21,233,000 for the three months ended March 31, 1995 to $21,835,000 for the three months ended March 31, 1996. The Company generally earns premiums ratably over the assigned bond terms for the surety operations and the policy term for the specialty property and casualty operations.

         Net losses and loss adjustment expenses increased 24% from $8,134,000 for the three months ended March 31, 1995 to $10,071,000 for the three months ended March 31, 1996. The loss ratio for the surety operations increased to 38% for the three months ended March 31, 1996 from 32% for the corresponding 1995 period primarily due to a continuation of increased loss severity in the contract performance product line. The loss ratio for the property and casualty operations increased to 74% for the three months ended March 31, 1996 from 61% for the corresponding 1995 period primarily due to the results of the private passenger automobile operations in the state of Arizona.

         Policy acquisition costs remained stable as a percentage of net premiums earned at 43%, or $9,487,000 and $9,115,000 for the three months ended March 31, 1996 and 1995, respectively.

         General operating costs decreased as a percentage of net premiums earned from 19%, or $4,139,000 for the three months ended March 31, 1995 to 18%, or $3,828,000 for the three months ended March 31, 1996. The improvement in the general and administrative expense ratio is reflective of decreased bonus accruals during the first quarter of 1996 due to the significantly reduced earnings per share for the Company.

         Underwriting results were a loss of $155,000 for the three months ended March 31, 1995 and a loss of $1,551,000 for the three months ended March 31, 1996. The combined ratio was 101% for the three months ended March 31, 1995 as compared to 107% for the three months ended March 31, 1996, due to a combination of the factors cited above.

         Interest expense decreased 15% from $280,000 for the three months ended March 31, 1995 to $238,000 for the three months ended March 31, 1996. This decrease is attributable to a decrease in the interest rate on the bank indebtedness to an average of 7.5% for the three months ended March 31, 1996 from an average rate of 8.3% for the three months ended March 31, 1995. Collateral interest expense decreased 20% from $445,000 for the three months ended March 31, 1995 to $356,000 for the three months ended March 31, 1996. Average funds held as collateral decreased from $45,454,000 for the three months ended March 31, 1995 to $34,964,000 for the three months ended March 31, 1996. Collateral rates are adjusted at various times throughout the year in accordance with general market conditions.

         Net investment income decreased 9% from $1,997,000 for the three months ended March 31, 1995 to $1,807,000 for the three months ended March 31, 1996. The decrease is generally due to lower investment yields received due to general decreases in interest rates during 1995. Net realized investment gains increased from $51,000 for the three months ended March 31, 1995 to $1,025,000 for the three months ended March 31, 1996. The investments sold during the three months ended March 31, 1996 were primarily equity securities and certain fixed income investments including mortgage-backed and municipal bond securities.

         The Company incurred a total of $710,000 in expenses related to the merger with Condor Services, Inc. which was completed on March 14, 1996. The merger was accounted for as a pooling of interests and, accordingly, the costs associated with the merger have been expensed during the first quarter. They have been separately reported as "merger expense" to reflect their non-recurring nature on the Company's operations.

         Income before income taxes decreased from $1,349,000 for the three months ended March 31, 1995 to $120,000 for the three months ended March 31, 1996 due to the factors outlined above.

         The effective tax rate was 7% for the three months ended March 31, 1995 as compared to an effective rate of 28% for the three months ended March 31, 1996. The higher effective tax rate is reflective of the Company's best estimate of its effective tax rate for the year ended December 31, 1996.

         Net income decreased from $1,259,000 for the three months ended March 31, 1995 to $86,000 for the three months ended March 31, 1996 due to the factors outlined above.


         Liquidity and Capital Resources

         As of March 31, 1996, the Company held total cash and cash equivalents and invested assets of $130,892,000. This amount includes an aggregate of $32,278,000 in funds held as collateral which is shown as a liability on the Company's consolidated balance sheets. As of March 31, 1996, the Company's invested assets consisted of $106,849,000 in fixed maturities, held at market value, $9,968,000 in common equity securities, $3,321,000 in preferred equity securities, $2,402,000 in other invested assets and $955,000 in short-term investments, including certificates of deposit with original maturities less than one year.

         Because the Company depends primarily on dividends from its insurance subsidiaries for its net cash flow requirements, absent other sources of cash flow, the Company cannot pay dividends materially in excess of the amount of dividends that could be paid by the insurance subsidiaries to the Company. The respective domicilary state of each of the insurance subsidiaries regulates, through the Office of the Insurance Commissioner, the amount of dividends which can be paid by a domestic insurance company utilizing various formula methodology.

         On August 6, 1993, the Company entered into a revolving credit agreement with Union Bank for $12,500,000. The bank loan has a variable rate based upon fluctuations in the London Interbank Offered Rate (LIBOR) with amortizing principal payments beginning July 15, 1995 and maturing July 15, 1999. The annual interest rate at March 31, 1996 was 7.4%. On April 24, 1995, the debt agreement was amended to increase the amount available under the revolving line of credit from $12,500,000 to $15,000,000. The amounts available are reduced by $2,500,000 each year beginning on July 15, 1995 and ending on July 15, 2000. Accordingly, at March 31, 1996, $12,500,000 is available under the revolving line of credit, all of which is currently utilized. The next principal payment in the amount of $2,500,000 is due on July 15, 1996. Certain changes were also made to the interest rate calculation as well as various financial convenants of the debt agreement which are not currently significant, but could ultimately result in a decrease in the margin paid on the revolving line of credit.


         The Company is a party to a lease with Trillium/Woodland Hills regarding its corporate headquarters. Such lease contains provisions for scheduled lease charges and escalations in base rent over the lease term. The Company's minimum lease commitment for the remainder of 1996 is approximately $1,408,000. This lease expires in July 1998.

         Other than the Company's obligations with respect to funds held as collateral and the Company's obligation to pay claims as they arise, the Company's commitments to pay principal and interest on the bank debt and the payment of lease expenses as noted above, the Company has no significant cash commitments.

         The Company believes that its cash flows from operations and other present sources of capital are sufficient to sustain its needs for at least the remainder of 1996.

         The Company used $6,055,000 in cash from operating activities for the three months March 31, 1995 as compared to generating $1,128,000 for the three months ended March 31, 1996. The Company generated $5,101,000 in cash from investing activities for the three months ended March 31, 1995 as compared to $6,424,000 for the three months ended March 31, 1996. The Company used $3,007,000 in cash from financing activities for the three months ended March 31, 1995 as compared to $5,387,000 for the three months ended March 31, 1996.

         The table on the next page shows, for the periods indicated, the gross premiums written, net premiums earned, net losses and loss adjustment expenses and loss ratios for the Company's specialty property and casualty operations and surety operations. The surety operations are detailed by the Company's three major types of bonds:


                                     TABLE 1


                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                 SUMMARY OF PREMIUMS AND LOSSES BY PRODUCT LINE
                             (Dollars in thousands)


                                                                     Three months ended          Year ended
                                                                          March 31,             December 31,
                        Type ....................................      1996       1995       1995       1994
- -----------------------------------------------------------------   -------    -------    -------    -------
Specialty Property and Casualty Operations
     Gross premiums written .....................................   $ 7,317    $ 5,590    $24,101    $23,736
     Net premiums earned ........................................     4,934      4,514     17,872     19,460
     Net losses and loss adjustment expenses ....................     3,634      2,745     13,131     14,633
     Loss ratio .................................................        74%        61%        73%        75%
     Expense ratio ..............................................        38%        43%        41%        40%
     Combined ratio .............................................       112%       104%       114%       115%

Surety Operations
Contract performance
     Gross premiums written .....................................   $11,600    $12,248    $54,039    $51,362
     Net premiums earned ........................................    12,042     12,556     49,736     43,353
     Net losses and loss adjustment expenses ....................     5,639      4,913     20,044     11,250
     Loss ratio .................................................        47%        39%        40%        26%

Court
     Gross premiums written .....................................   $ 2,584    $ 1,992    $ 8,571    $ 9,531
     Net premiums earned ........................................     2,677      1,984      8,749      9,183
     Net losses and loss adjustment expenses ....................       549         19        467      1,114
     Loss ratio .................................................        21%         1%         5%        12%

Commercial Surety
     Gross premiums written .....................................   $ 1,707    $ 1,969    $ 7,472    $ 9,592
     Net premiums earned ........................................     2,182      2,179      8,813      9,293
     Net losses and loss adjustment expenses ....................       249        457      1,623      1,740
     Loss ratio .................................................        11%        21%        18%        19%

Total Surety
     Gross premiums written .....................................   $15,891    $16,209    $70,082    $70,485
     Net premiums earned ........................................    16,901     16,719     67,298     61,829
     Net losses and loss adjustment expenses ....................     6,437      5,389     22,134     14,104
     Loss ratio .................................................        38%        32%        33%        23%
     Expense ratio ..............................................        68%        68%        70%        72%
     Combined ratio .............................................       106%       100%       103%        95%


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

         Subsequently, the Department of Insurance ("Department") and Voter Revolt brought a motion for writ of mandate challenging the validity of
         Section 1861.135. On March 21, 1992, the Los Angeles Superior Court concluded that Section 1861.135 did not violate the California Constitution or the provisions of Proposition 103. The Department and Voter Revolt appealed. On December 7, 1994, the Second District Court of Appeal overturned Section 1861.135 by a 2-1 vote. On February 24, 1994, the California Supreme Court agreed to hear the Company's petition for review, thereby staying the Court of Appeals opinion. On December 14, 1995, the California Supreme Court affirmed the decision of the Second District Court of Appeal. Accordingly, the surety insurance industry will no longer be exempted from the rate rollback and prior approval provisions contained in Proposition 103.

         The Company accrued $2,000,000 during the quarter ended December 31, 1995 representing the Company's best estimate of its rollback obligations pursuant to Proposition 103, the exact amount of which has not yet been determined. Such estimate was based on a variety of factors, including but not limited to. the profitability of the Company in California during 1989 (the rollback period), a review of the various regulations promulgated by the Department, and a review of rollback obligations of other insurance companies, including a surety company. Pursuant to the provisions of Proposition 103, the rollback amount will ultimately be determined by complex Department formulas but is statutorily limited to a maximum of 20% of California written premiums during 1989, plus accrued interest thereon. In the event that the Company's rollback obligation was eventually determined to be the statutory maximum, it could approximate $7,500,000 which is $5,500,000 in excess of the Company's best estimate of its ultimate rollback liability. While the current accrual represents management's best estimate of the Company's Proposition 103 rollback obligations, no assurance can be given that a final settlement with the Department will not result in a rollback amount which could have a significant adverse impact on the Company's future earnings, although it is not anticipated that such result would materially adversely impact the Company's financial position. Until a final settlement is reached with the Department, no assurances can be given as to the ultimate amount of premiums to be refunded to policyholders.


Items 2-3:            CHANGE IN SECURITIES, DEFAULTS UPON SENIOR SECURITIES

                      None

Item 4:                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                      (a) A Special Meeting of Stockholders was held on March 14, 1996.

                      (b) A proposal to approve and adopt an Agreement and Plan of Merger between the Company and Condor Services, Inc. pursuant to which each outstanding share of Condor common stock, $.01 par value per share will be converted into the right to receive 0.5 of a share of the Company's common stock, $.01 par value per share, subject to certain adjustment, including the corresponding percentage of rights to purchase the Company's Series A Junior Participating Preferred Stock was approved and adopted by a vote of 1,830,382 for, 61,933 against and 670 abstain.

                      (c) A proposal to amend and ratify the Company's Stock Option Plan regarding the permitted exercise price of Non-Incentive Options under the plan was approved and ratified by a vote of 1,966,435 for, 142,480 against and 1,980 abstain.

Item 5:               OTHER INFORMATION

                      None

Item 6:               EXHIBITS AND REPORTS ON FORM 8-K

                      (a)  Exhibits
                               See the Exhibit Index on page 16.

                      (b)      Reports on Form 8-K
                               The Company filed three Form 8-K reports during the three months ended March 31, 1996:

                               The report  dated  January 30,  1996  included an
                               Item 7 matter in which the Company, pursuant to the merger announcement, were required to file certain financial statements of Condor pursuant to Regulation 3.05(b) of Regulation S-X.

                               The report dated March 12, 1996 included an Item 5 matter and Press Release announcing an agreement to purchase 100% of the stock of Southern California Bonding Services, Inc.

                               The report dated March 19, 1996 included an Item 5 matter and Press Release announcing the completion of the merger of Condor Services, Inc. into the Company, following approval of the terms of the transaction by the stockholders of each of the two companies.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     AMWEST INSURANCE GROUP, INC.





         Date: May 13, 1996          by:  /s/   JOHN E. SAVAGE
                                         ------------------------
                                                   John E. Savage
                                    President, Co-Chief Executive
                                                   Officer
                                      and Chief Operating Officer
                                     (Principal Executive Officer)



                                     by:  /s/    STEVEN R. KAY
                                         ------------------------
                                                    Steven R. Kay
                                           Senior Vice President,
                                         Chief Financial Officer,
                                           Treasurer and Director
                                         (Principal Financial and
                                     Principal Accounting Officer)

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX


   Exhibit
   Number                      Description                        Location

       2    Plan of acquisition, reorganization, arrangement,
            liquidation or succession                              None

       4    Instruments defining the rights of security
            holders, including indentures                     Not required

       11   Statement re computation of per share earnings         Page 17

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