Form 10-Q
period 1996-06-30
AMWEST INSURANCE GROUP INC
filed 1996-08-14
CIK 780118

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

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

         As of August 13, 1996, 3,321,957 shares of common stock, $.01 par value, were outstanding.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES


                                      INDEX


Part I. FINANCIAL INFORMATION:

 Item 1
   Consolidated Statements of Operations for the three months and six
   months ended June330, 1996 and 1995                                     3

   Consolidated Balance Sheets as of June 30, 1996 and December 31,
   1995                                                                    4

   Consolidated Statements of Cash Flows for the three months and six
   months ended June630, 1996 and 1995                                     6

   Notes to Interim Consolidated Financial Statements                      8

 Item 2
   Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                   9

Part II.   OTHER INFORMATION:

   Item 1
     Legal Proceedings                                                    14

   Item 2
     Changes in Securities                                                15

   Item 3
     Defaults Upon Senior Securities                                      15

   Item 4
     Submission of Matters to a Vote of Security Holders                  15

   Item 5
     Other Information                                                    16

   Item 6
     Exhibits and Reports on F16m 8-K                                     16

                         PART I - FINANCIAL INFORMATION

                                     Item 1
                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)

                                                            Three months ended                        Six months ended
                                                                  June 30,                                 June 30,
                                                                  --------                                 --------
                                                         1996                1995                 1996                1995
                                                         ----                ----                 ----                ----
Underwriting revenues:
    Premiums written                                     $   25,749          $   25,333           $   48,957          $   47,132
    Premiums ceded                                          (2,770)             (3,171)              (5,513)             (5,555)
                                                    ----------------    ----------------     ----------------    ----------------
       Net premiums written                                  22,979              22,162               43,444              41,577
    Change in unearned premiums:
       Direct                                               (1,620)             (1,574)                (101)               (266)
       Ceded                                                    176                 564                   27               1,074
                                                    ----------------    ----------------     ----------------    ----------------
          Net premiums earned                                21,535              21,152               43,370              42,385
                                                    ----------------    ----------------     ----------------    ----------------

Underwriting expenses:
    Losses and loss adjustment expenses                      12,810               7,456               23,273              16,616
    Reinsurance (recoveries) refunds                          (980)               1,053              (1,372)                  27
                                                    ----------------    ----------------     ----------------    ----------------
       Net losses and loss adjustment expenses               11,830               8,509               21,901              16,643
    Policy acquisition costs                                  9,069               9,668               18,556              18,783
    General operating costs                                   3,287               3,618                7,115               7,757
                                                    ----------------    ----------------     ----------------    ----------------
       Total underwriting expenses                           24,186              21,795               47,572              43,183
                                                    ----------------    ----------------     ----------------    ----------------
          Underwriting (loss)                               (2,651)               (643)              (4,202)               (798)

Interest expense                                              (307)               (268)                (545)               (548)
Collateral interest expense                                   (291)               (433)                (647)               (878)
Merger expense                                                    -                   -                (710)                   -
Lease termination expense                                   (1,300)                   -              (1,300)                   -
Recovery on misappropriation of funds                             -                 890                    -                 890
Net investment income                                         1,679               1,985                3,486               3,982
Net unrealized gain on trading securities                         -                  44                    -                  75
Net realized investment gains                                   516                 590                1,541                 610
Commissions and fees                                             80                 131                  223                 312
                                                    ----------------    ----------------     ----------------    ----------------
    Income (loss) before income taxes                       (2,274)               2,296              (2,154)               3,645

Provision (benefit) for income taxes:
  Current                                                      (55)                 569                   21                 898
  Deferred                                                    (908)                  45                (950)               (194)
                                                    ----------------    ----------------     ----------------    ----------------
    Total provision (benefit) for income taxes                (963)                 614                (929)                 704
                                                    ----------------    ----------------     ----------------    ----------------

          Net income (loss)                             $   (1,311)         $     1,682          $   (1,225)         $     2,941
                                                    ================    ================     ================    ================

Earnings (loss) per common share:
    Net income (loss)                                   $    (0.39)        $       0.50          $    (0.37)        $       0.88
                                                    ================    ================     ================    ================

    Weighted average shares outstanding                       3,353               3,368                3,348               3,357

                 See accompanying notes to interim consolidated
                             financial statements.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                                    June 30,                 December 31,
                                                                                       1996                      1995
                                                                              ---------------------      ---------------------
                                                                                   (unaudited)
Investments:
Fixed maturities, available-for-sale (amortized cost of $105,174 and
     $114,793 at June 30, 1996 and December 31, 1995, respectively)                         104,723                $  117,191

Common equity securities,  available-for-sale (cost of $7,092 and
     $7,268 at June 30, 1996 and December 31, 1995, respectively)                             9,365                     8,689

Preferred equity  securities, available-for-sale (cost of $3,744 and
     $2,847 at June 30, 1996 and December 31, 1995, respectively)                             3,918                     3,592

Other invested assets (cost of $2,307 and $703 at June 30,
      1996 and December 31, 1995, respectively)                                               2,445                       797

Short-term investments                                                                          905                       745
                                                                              ---------------------      ---------------------

Total investments                                                                           121,356                   131,014

Cash and cash equivalents                                                                     1,839                     5,232
Accrued investment income                                                                     1,438                     1,573
Agents balances and premiums receivable (less allowance for doubtful
     accounts of $375 at June 30, 1996 and December 31, 1995)                                13,412                     9,356
Reinsurance recoverable:
     Paid loss and loss adjustment expenses                                                   1,708                       865
     Unpaid loss and loss adjustment expenses                                                 9,241                     7,669
Ceded unearned premiums                                                                       2,987                     2,941
Deferred policy acquisition costs                                                            14,794                    13,885
Furniture, equipment and improvements, net                                                    3,960                     3,311
Current Federal income taxes                                                                  1,957                         7
Other assets                                                                                  7,173                     7,980
                                                                              ---------------------      ---------------------

         Total assets                                                                    $  179,865                $  183,833
                                                                              =====================      =====================


                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     June 30,                 December 31,
                                                                                       1996                       1995
                                                                               ---------------------      ---------------------
                                                                                   (unaudited)
Liabilities:
     Unpaid losses and loss adjustment expenses                                         $    36,223                 $    31,915
     Unearned premiums                                                                       33,709                      33,589
     Funds held as collateral                                                                31,676                      37,650
     Bank indebtedness                                                                       12,500                      12,500
     Amounts due to reinsurers                                                                1,677                       2,188
     Deferred Federal income taxes                                                            1,681                       2,497
     Other liabilities                                                                       11,356                       8,419
                                                                               ---------------------      ---------------------

         Total liabilities                                                                  128,822                     128,758

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000
         shares authorized; issued and outstanding: none                                          -                           -
     Common stock, $.01 par value, 10,000,000
         shares authorized, issued and outstanding: 3,321,957 at
         June 30, 1996 and 3,286,942 at December 31, 1995                                        33                          33
     Additional paid-in capital                                                              16,793                      17,204
     Net unrealized appreciation of investments carried at market,
         net of income taxes                                                                  1,408                       3,074
     Retained earnings                                                                       32,809                      34,764
                                                                               ---------------------      ---------------------

         Total stockholders' equity                                                          51,043                      55,075
                                                                               ---------------------      ---------------------

                  Total liabilities and stockholders' equity                              $  179,865                 $  183,833
                                                                               =====================      =====================



                 See accompanying notes to interim consolidated
                             financial statements.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Dollars in thousands)

                                                                   Three months ended                    Six months ended
                                                                        June 30,                             June 30,
                                                                        --------                             --------
                                                                1996              1995              1996               1995
                                                                ----              ----              ----               ----
Cash flows from operating activities:

     Net income                                               $    (1,311)      $      1,682      $    (1,225)           $  2,941
     Adjustments to reconcile net income to cash provided
         by operating activities:

        Change in agents' balances and premiums
            receivable and unearned premiums                         (269)             (117)           (3,936)            (2,732)
        Change in accrued investment income                             82                68               135                203
        Change in unpaid losses and loss adjustment
            expenses                                                 1,652             3,239             4,308              (781)
        Change in reinsurance recoverable on paid and
            unpaid losses and loss adjustment expenses
            and ceded unearned premiums                            (2,296)           (2,279)           (2,461)              (554)
        Change in amounts due to reinsurers                          (851)                31             (511)                141
        Change in reinsurance funds held, net                            -             1,030                 -                221
        Change in other assets and other liabilities                   739           (2,331)             3,744            (4,648)
        Change in income taxes, net                                (1,355)             (229)           (1,908)              (414)
        Change in deferred policy acquisition costs                (1,103)             (122)             (909)                409
        Net realized (gain) on sale of fixed maturities
                                                                     (289)             (453)             (885)              (533)
        Net realized (gain) on sale of equity securities
                                                                     (216)             (237)             (772)              (177)
        Net realized loss on sale of fixed assets                        -                33                 1                 37
        Equity securities, trading
              Purchases                                                  -           (6,883)                 -            (8,989)
              Sales                                                      -             7,299                 -              9,174
        Net unrealized (gains) on trading securities                     -              (43)                 -               (75)
        Provision for depreciation and amortization                    325               362               655                772
                                                          -----------------   ---------------  ----------------  -----------------

              Net cash provided (used) by operating
                  activities                                       (4,892)             1,050           (3,764)            (5,005)

Cash flows from investing activities:

     Cash received from investments sold, matured, called or repaid:
         Investments held-to-maturity                                    -                16                 -                 48
         Investments available-for-sale                             12,885            33,600            35,305             47,735
     Cash paid for investments acquired:
         Investments available-for-sale                           (11,961)          (28,978)          (27,274)           (36,874)
     Amortization of discount on bonds                                  46               500                83              (146)
     Capital expenditures, net                                       (585)             (128)           (1,305)              (652)
                                                          -----------------   ---------------  ----------------  -----------------

         Net cash provided by investing activities                     385             5,010             6,809             10,111


Cash flows from financing activities:

     Proceeds from issuance of common stock                             19             (587)               265              (418)
     Change in funds held as collateral                              (602)           (1,470)           (5,974)            (4,414)
     Dividends paid                                                  (468)             (234)             (729)              (466)
                                                          -----------------   ---------------  ----------------  -----------------

        Net cash (used) by financing activities                    (1,051)           (2,291)           (6,438)            (5,298)
                                                          -----------------   ---------------  ----------------  -----------------

Net increase (decrease) in cash and cash equivalents
                                                                   (5,558)             3,769           (3,393)              (192)

Cash and cash equivalents at beginning of period                     7,397             2,334             5,232              6,295
                                                          -----------------   ---------------  ----------------  -----------------

Cash and cash equivalents at end of period                       $   1,839         $   6,103          $  1,839           $  6,103
                                                          =================   ===============  ================  =================





Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest                                                    $     598         $     701         $   1,192          $   1,426
     Income taxes                                                      748               579             1,312                967

Cash received during the period on:
     Investments sold prior to maturity                          $  11,885         $  19,819         $  34,005          $  33,654
     Investments held to maturity                                    1,000            13,797             1,300             14,129




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

         (2)   Merger

         On March 14, 1996, the Company completed its previously announced merger with Condor Services, Inc. ("Condor"). The merger has been accounted for under the pooling of interest method. Accordingly, all financial information presented herein for all periods includes Condor. Additionally, share and per share data presented in these financial statements reflect the retroactive effects of the merger with Condor.

         The following table lists certain financial information for the three months and six months ended June 30, 1996 and 1995 for both Amwest and Condor, as separate entities.

                                                           Three months ended                     Six months ended
                                                                June 30,                              June 30,
                                                                --------                              --------
                                                         1996               1995               1996               1995
                                                         ----               ----               ----               ----
                  Amwest:
                    Total revenues                    $     17,926       $     18,998       $     37,233       $     37,375
                    Underwriting (loss)                    (1,690)              (176)            (2,657)              (173)
                    Net income (loss)                        (907)                972              (621)              1,899

                  Condor:
                    Total revenues                           5,884              5,794             11,387             10,879
                    Underwriting (loss)                      (961)              (467)            (1,545)              (625)
                    Net income (loss)                $       (404)     $          710      $       (604)       $      1,042



                 Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         Results of Operations

         Premiums written increased 2% and 4% from $25,333,000 and $47,132,000 for the three months and six months ended June 30, 1995, respectively, to $25,749,000 and $48,957,000 for the three months and six months ended June 30, 1996, respectively. The increase in premiums written is attributable to increased premiums written by Condor Insurance Company.

         Net premiums earned increased 2% from $21,152,000 and $42,385,000 for the three months and six months ended June 30, 1995, respectively, to $21,535,000 and $43,370,000 for the three months and six months ended June 30, 1996, respectively. The Company generally earns premiums ratably over the assigned bond terms for the surety operations and the policy term for the specialty property and casualty operations.

         Net losses and loss adjustment expenses increased 39% and 32% from $8,509,000 and $16,643,000 for the three months and six months ended June 30, 1995, respectively, to $11,830,000 and $21,901,000 for the three months and six months ended June 30, 1996, respectively. The loss ratio for the surety operations increased from 33% for each of the three months and six months ended June 30, 1995 to 45% and 41% for the three months and six months ended June 30, 1996, respectively, primarily due to a continuation of increased loss severity in the contract performance and payment product line. The loss ratio for the property and casualty operations increased from 68% and 64% for the three months and six months ended June 30, 1995, respectively, to 85% and 79% for the three months and six months ended June 30, 1996, respectively, primarily due to adverse results from the private passenger automobile operations in the state of Arizona. Effective May 1, 1996, the Company implemented a rate increase averaging approximately 21.4% on the Arizona private passenger automobile program.

         Policy acquisition costs decreased as a percentage of net premiums earned from 46%, or $9,668,000, and 44%, or $18,783,000, for the three months and six months ended June 30, 1995, respectively, as compared to 42%, or $9,069,000, and 43%, or $18,556,000, for the three months and six months ended June 30, 1996, respectively.

         General operating costs decreased as a percentage of net premiums earned from 17%, or $3,618,000, and 18%, or $7,757,000, for the three months and six months ended June 30, 1995, to 15%, or $3,287,000, and 16%, or $7,115,000, for the three months and six months ended June 30, 1996. The improvement in the general and administrative expense ratio is reflective of decreased bonus accruals associated with the net loss during the first half of 1996.

         The Company's underwriting loss increased from $643,000 and $798,000 for the three months and six months ended June 30, 1995, respectively, to $2,651,000 and $4,202,000 for the three months and six months ended June 30, 1996, respectively. The combined ratio increased from 103% and 102% for the three months and six months ended June 30, 1995, respectively, to 112% and 110% for the three months and six months ended June 30 1996, respectively.

         Interest expense increased 15% and decreased 1% from $268,000 and $548,000 for the three months and six months ended June 30, 1995, respectively, to $307,000 and $545,000 for the three months and six months ended June 30, 1996, respectively due to fluctuations in the interest rate on bank indebtedness. The average interest rate on bank indebtedness was 8.7% for each of the six months ended June 30, 1995 and 1996.

         Collateral interest expense decreased from $433,000 and $878,000 for the three months and six months ended June 30, 1995, respectively, to $291,000 and $647,000 for the three months and six months ended June 30, 1996, respectively. This decrease is attributed to an overall reduction in average funds held as collateral from $43,247,000 and $44,719,000 for the three months and six months ended June 30, 1995, respectively, to $31,977,000 and $34,663,000 for the three months and six months ended June 30, 1996, respectively. Collateral rates are adjusted at various times throughout the year in accordance with general market conditions.

         The Company incurred a total of $710,000 in expenses related to the merger with Condor Services, Inc. which was completed on March 14, 1996. The merger was accounted for as a pooling of interest and, accordingly, the costs associated with the merger have been expensed during the first quarter. They have been separately reported as "merger expense" to reflect their non-recurring nature on the Company's operations.

         The Company has entered into an agreement with its landlord at its corporate headquarters to amend its current lease to accelerate the lease termination date from July 31, 1998 to June 30, 1997. In consideration for the early termination, the Company has recorded lease termination expense during the second quarter in the amount of $1,300,000.

         Net investment income decreased 13% and 11% from $1,985,000 and $3,982,000 for the three months and six months ended June 30, 1995, respectively, to $1,679,000 and $3,486,000 for the three months and six months ended June 30, 1996, respectively. The decreases are primarily attributed to lower investment yields received on investment purchased due to general decreases in interest rates during 1995.

         Net realized investment gains decreased from gains of $590,000 for the three months ended June 30, 1995 to gains of $516,000 for the three months ended June 30, 1996 and increased from gains of $610,000 for the six months ended June 30, 1995 to gains of $1,541,000 for the six months ended June 30, 1996. The investments sold during the three months and six months ended June 30, 1996 were primarily equity securities and certain fixed income investments including mortgage-backed and municipal bond securities.

         Commissions and fees decreased 39% and 29% from $131,000 and $312,000 for the three months and six months ended June 30, 1995, respectively, to $80,000 and $223,000 for the three months and six months ended June 30, 1996, respectively. Commissions and fees include revenue earned from independent third parties by the Company's subsidiary, together with the monthly processing fee charged by the Company to customers of Condor Insurance with monthly policies for services involved in processing monthly premiums.

         Income before income taxes decreased from $2,296,000 and $3,645,000 for the three months and six months ended June 30, 1995, respectively, to a loss before income taxes of $2,274,000 and $2,154,000 for the three months and six months ended June 30, 1996, respectively, due to the factors outlined above.

         The effective tax rate was 27% and 19% for the three months and six months ended June 30, 1995 as compared to an effective tax benefit of 42% and 43% for the three months and six months ended June 30, 1996. The lower effective tax rate and higher effective tax benefit rates are attributed to tax advantaged income earned by the Company.

         Net income decreased from $1,682,000 and $2,941,000 for the three months and six months ended June 30, 1995, respectively, to a net loss of $1,311,000 and $1,225,000 for the three months and six months ended June 30, 1996, respectively, due to the factors outlined above.


         Liquidity and Capital Resources

         As of June 30, 1996, the Company held total cash and cash equivalents and invested assets of $123,195,000. This amount includes an aggregate of $31,676,000 in funds held as collateral which is shown as a liability on the Company's consolidated balance sheets. As of June 30, 1996, the Company's invested assets consisted of $104,723,000 in fixed maturities, held at market value, $9,365,000 in common equity securities, $3,918,000 in preferred equity securities, $2,445,000 in other invested assets and $905,000 in short-term investments, including certificates of deposit with original maturities less than one year.

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

         On August 6, 1993, the Company entered into a revolving credit agreement with Union Bank for $12,500,000. The bank loan has a variable rate based upon fluctuations in the London Interbank Offered Rate ("LIBOR"). The annual interest rate at June 30, 1996 was 7.2%. On July 10, 1996, the agreement was amended to increase the amounts available under the line of credit to $17,500,000. The amounts available will be reduced by $2,500,000 on September 30, 1996 and by $3,000,000 each September 30 thereafter with the final payment due September 30, 2001.

         The Company is a party to a lease with Trillium/Woodland Hills regarding its corporate headquarters. Such lease contains provisions for scheduled lease charges and escalations in base rent over the lease term. The Company's minimum lease commitment for the remainder of 1996 is approximately $1,250,000.

         The Company has entered into an agreement with its landlord at its corporate headquarters to amend its current lease to accelerate the lease termination date from July 31, 1998 to June 30, 1997. In consideration for the early termination, the Company has accrued during the second quarter lease termination costs in the amount of $1,300,000.

         Additionally, the Company has entered into a new lease agreement for approximately 63,000 square feet in a building currently under construction in Calabasas, California. The new lease is anticipated to commence on approximately April 1, 1997. The annual occupancy cost is expected to approximate $1,150,000 with a minimum lease commitment of $870,000. This represents a significant reduction from the current annualized occupancy cost of approximately $2,500,000. In addition to the new lease agreement, the Company has obtained a one-time six month option to purchase the new Company headquarters building beginning three years after lease commencement, subject to certain acceleration provisions.

         Other than the Company's obligations with respect to funds held as collateral, the Company's obligation to pay claims as they arise, the Company's commitments to pay principal and interest on the bank debt, the payment of lease expenses as noted above and the payment of the potential rollback obligations pursuant to Proposition 103 (see "Item 1
         - Legal Proceedings"), the Company has no significant cash commitments.

         The Company believes that its cash flows from operations and other present sources of capital are sufficient to sustain its needs for at least the remainder of 1996.

         The Company generated $1,050,000 and used $5,005,000 in cash from operating activities for the three months and six months ended June 30, 1995 as compared to using $4,892,000 and $3,764,000 for the three months and six months ended June 30, 1996. The Company generated $5,010,000 and $10,111,000 in cash for investing activities for the three months and six months ended June 30, 1995 as compared to generating $385,000 and $6,809,000 for the three months and six months ended June 30, 1996. The Company used $2,291,000 and $5,298,000 in cash from financing activities for the three months and six months ended June 30, 1995 as compared to using $1,051,000 and $6,438,000 for the three months and six months ended June 30, 1996.

         The table on the next page shows, for the periods indicated, the gross premiums written, net premiums earned, net losses and loss adjustment expenses and loss, expense and combined ratios for the Company's specialty property and casualty operations and surety operations. The surety operations are detailed by the Company's three major types of bonds:

                                     TABLE 1

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                 SUMMARY OF PREMIUMS AND LOSSES BY PRODUCT LINE
                             (Dollars in thousands)


                                             Three months ended              Six months ended                   Year ended
                                                  June 30,                       June 30,                      December 31,
             Type of Bond                   1996            1995            1996           1995            1995            1994
             ------------                   ----            ----            ----           ----            ----            ----

Specialty Property and
  Casualty Operations
    Gross premiums written                $    6,420      $    6,066       $  13,737      $  11,656        $ 24,101        $ 23,736
    Net premiums earned                        5,437           4,330          10,371          8,843          17,872          19,460
    Net losses and loss adjustment
       expenses                                4,596           2,951           8,230          5,695          13,131          14,633
    Loss ratio                                   85%             68%             79%            64%             73%             75%
    Expense ratio                                33%             43%             36%            43%             41%             40%
    Combined ratio                              118%            111%            115%           107%            114%            115%

Surety Operations
Contract Performance
    Gross premiums written                 $  13,823       $  15,283       $  25,423      $  27,531        $ 54,039        $ 51,362
    Net premiums earned                       11,240          12,008          23,283         24,873          49,736          43,353
    Net losses and loss adjustment
       expenses                                6,411           4,878          12,050          9,988          20,044          11,250
    Loss ratio                                   57%             41%             52%            40%             40%             26%

Court
    Gross premiums written                $    3,876      $    2,071      $    6,460     $    4,063       $   8,571       $   9,531
    Net premiums earned                        3,386           2,150           6,063          4,134           8,749           9,183
    Net losses and loss adjustment
       expenses                                  247              88             796            107             467           1,114
    Loss ratio                                    7%              4%             13%             3%              5%             12%

Commercial Surety
    Gross premiums written                $    1,630      $    1,913      $    3,337     $    3,882       $   7,472       $   9,592
    Net premiums earned                        1,472           2,664           3,654          4,535           8,813           9,293
    Net losses and loss adjustment
       expenses                                  576             592             825            853           1,623           1,740
    Loss ratio                                   39%             22%             23%            19%             18%             19%

Total Surety
    Gross premiums written                 $  19,329       $  19,267       $  35,220      $  35,476        $ 70,082        $ 70,485
    Net premiums earned                       16,098          16,822          32,999         33,542          67,298          61,829
    Net losses and loss adjustment
       expenses                                7,234           5,558          13,671         10,948          22,134          14,104
    Loss ratio                                   45%             33%             41%            33%             33%             23%
    Expense ratio                                65%             68%             67%            68%             70%             72%
    Combined ratio                              110%            101%            108%           101%            103%             95%



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

                  Subsequently, the Department of Insurance ("Department") and Voter Revolt brought a motion for writ of mandate challenging the validity of Section 1861.135. On March 21, 1992, the Los Angeles Superior Court concluded that Section 1861.135 did not violate the California Constitution or the provisions of Proposition 103. The Department and Voter Revolt appealed. On December 7, 1993, the Second District Court of Appeal overturned Section 1861.135 by a 2-1 vote. On February 24,
                  1994, the California Supreme Court agreed to hear the Company's petition for review, thereby staying the Court of Appeals opinion. On December 14, 1995, the California Supreme Court affirmed the decision of the Second District Court of Appeal. Accordingly the surety insurance industry will no longer be exempted from the rate rollback and prior approval provisions contained in Proposition 103.

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

Items 2-3:        CHANGE IN SECURITIES, DEFAULTS UPON SENIOR SECURITIES

                  None

Item 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (a) The annual meeting of stockholders was held on May 31, 1996.

                  (b) (i) The following directors were elected to serve until the 1999 Annual Meeting of Stockholders or until their successors have been duly elected and qualified:

                           John E. Savage
                           Guy A. Main
                           Thomas R. Bennett
                           Jonathan K. Layne

                           (ii) The following director was elected to serve until the 1997 Annual Meeting of Stockholders or until his successor has been duly elected and qualified:

                           Charles L. Schultz

                           (iii) The following director was elected to serve until the 1998 Annual Meeting of Stockholders or until his successor has been duly elected and qualified:

                           Bruce A. Bunner

                           (iv) The other directors whose terms of office continued after the meeting are:

                           Richard H. Savage
                           Steven R. Kay
                           Arthur F. Melton
                           Neil F. Pont
                           Edgar L. Fraser

                  (c) (i) Of the 3,010,195 shares represented at the meeting, the directors named in (b) (i),(ii) and
                           (iii) above were elected by the following votes:

                                                     No. of Votes Received
                                                                    Withhold
                                 Name                  For         Authority

                            John E. Savage           3,006,214         3,981
                            Guy A. Main              3,006,226         3,969
                            Thomas R. Bennett        3,004,426         5,769
                            Jonathan K. Layne        3,005,226         4,969
                            Charles L. Schultz       3,002,126         8,069
                            Bruce A. Bunner          3,002,126         8,069

                  (d)      (i) A  proposal  to  approve  and adopt the  Employee
                           Stock Purchase Plan was approved and adopted by a vote of 2,459,505 for, 129,871 against and 420,819 abstaining.

Item 5:           OTHER INFORMATION

                  None

Item 6:           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits
                           See the Exhibit Index on page 18.

                  (b)      Reports on Form 8-K
                           There were no reports filed on Form 8-K during the three months ended June 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         AMWEST INSURANCE GROUP, INC.





    Date: August 14, 1996                by:  /s/         JOHN E. SAVAGE
                                             ---------------------------
                                                        John E. Savage
                                                 President, Co-Chief Executive
                                                            Officer
                                                  and Chief Operating Officer
                                                 (Principal Executive Officer)



                                         by:  /s/        STEVEN R. KAY
                                             ---------------------------
                                                         Steven R. Kay
                                                    Senior Vice-President,
                                                   Chief Financial Officer,
                                                    Treasurer and Director
                                                   (Principal Financial and
                                                 Principal Accounting Officer)

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

       11       Statement re computation of per share earnings          Page 19

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