Form 10-Q
period 1996-09-30
AMWEST INSURANCE GROUP INC
filed 1996-11-15
CIK 780118

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON
     NOVEMBER 15, 1996 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.






                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996

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

         As of November 13, 1996, 3,321,957 shares of common stock, $.01 par value, were outstanding.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES


                                      INDEX


  Part I.   FINANCIAL INFORMATION:

             Item 1
                  Consolidated Statements of Operations for the three
                  months and nine months ended September 30, 1996 and 1995    3

                  Consolidated Balance Sheets as of September 30, 1996
                  and December 31, 1995                                       4

                  Consolidated Statements of Cash Flows for the three
                  months and nine months ended September 30, 1996 and 1995    6

                  Notes to Interim Consolidated Financial Statements          8

             Item 2
                  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         9

  Part II.   OTHER INFORMATION:

             Item 1
                  Legal Proceedings                                          13

             Item 2
                  Changes in Securities                                      13

             Item 3
                  Defaults Upon Senior Securities                            13

             Item 4
                  Submission of Matters to a Vote of Security Ho1ders        14

             Item 5
                  Other Information                                          14

             Item 6
                  Exhibits and Reports on Form 8-K                           14

                         PART I - FINANCIAL INFORMATION

                                     Item 1
                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)

                                                    Three months ended       Nine months ended
                                                       September 30,           September 30,
                                                       -------------           -------------
                                                       1996        1995        1996        1995
                                                   --------    --------    --------    --------
Underwriting revenues:
    Premiums written ...........................   $ 24,719    $ 24,721    $ 73,676    $ 71,853
    Premiums ceded .............................     (2,258)     (2,933)     (7,771)     (8,488)
                                                   --------    --------    --------    --------
       Net premiums written ....................     22,461      21,788      65,905      63,365
    Change in unearned premiums:
       Direct ..................................       (368)       (702)       (469)       (968)
       Ceded ...................................        146         236         173       1,310
                                                   --------    --------    --------    --------
          Net premiums earned ..................     22,239      21,322      65,609      63,707
                                                   --------    --------    --------    --------

Underwriting expenses:
    Losses and loss adjustment expenses ........     12,579      14,505      35,852      31,121
    Reinsurance recoveries .....................     (3,474)     (5,341)     (4,846)     (5,314)
                                                   --------    --------    --------    --------
       Net losses and loss adjustment expenses .      9,105       9,164      31,006      25,807
    Policy acquisition costs ...................     10,389       9,911      28,945      28,694
    General operating costs ....................      2,600       3,275       9,715      11,032
                                                   --------    --------    --------    --------
       Total underwriting expenses .............     22,094      22,350      69,666      65,533
                                                   --------    --------    --------    --------
          Underwriting income (loss) ...........        145      (1,028)     (4,057)     (1,826)

Interest expense ...............................       (229)       (257)       (774)       (805)
Collateral interest expense ....................       (293)       (427)       (940)     (1,305)
Merger expense .................................       --          --          (710)       --
Lease termination expense ......................       --          --        (1,300)       --
Recovery on misappropriation of funds ..........       --          --          --           890
Net investment income ..........................      1,581       2,015       5,067       5,997
Net unrealized gain (loss) on trading securities       --          --          --            73
Net realized investment gains ..................        326         634       1,867       1,244
Commissions and fees ...........................       --           142         223         454
                                                   --------    --------    --------    --------
    Income (loss) before income taxes ..........      1,530       1,079        (624)      4,722

Provision (benefit) for income taxes:
  Current ......................................        505         189         526       1,087
  Deferred .....................................       (165)        103      (1,115)        (91)
                                                   --------    --------    --------    --------
    Total provision (benefit) for income taxes .        340         292        (589)        996
                                                   --------    --------    --------    --------

          Net income (loss) ....................   $  1,190    $    787    $    (35)   $  3,726
                                                   ========    ========    ========    ========

Earnings (loss) per common share:
    Net income (loss) ..........................   $   0.36    $   0.23    $  (0.01)   $   1.11
                                                   ========    ========    ========    ========

    Weighted average shares outstanding ........      3,347       3,360       3,348       3,358



                 See accompanying notes to interim consolidated
                              financial statements.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                                  September 30,   December 31,
                                                                                      1996           1995
                                                                                   ----------     ----------
                                                                                  (unaudited)
Investments:
Fixed maturities,  available-for-sale (amortized cost of $101,482 and $114,793 at
     September 30, 1996 and December 31, 1995,
     respectively) .............................................................   $101,348        $117,191

Common equity  securities,  available-for-sale  (cost of $6,878   and  $7,268 at
     September 30, 1996 and December 31, 1995,
     respectively) .............................................................      8,961           8,689

Preferred equity  securities,  available-for-sale  (cost of $3,748 and $2,847 at
     September 30, 1996 and December 31, 1995,
     respectively) .............................................................      3,945           3,592

Other invested assets (cost of $2,333 and $703 at September 30,
     1996 and December 31, 1995, respectively) .................................      2,481             797

Short-term investments .........................................................        815             745
                                                                                   --------        --------

Total investments ..............................................................    117,550         131,014

Cash and cash equivalents ......................................................      7,887           5,232
Accrued investment income ......................................................      1,452           1,573
Agents balances and premiums receivable (less allowance for doubtful accounts of
     $375 at September 30, 1996 and December
     31, 1995) .................................................................     13,097           9,356
Reinsurance recoverable:
     Paid loss and loss adjustment expenses ....................................      3,643             865
     Unpaid loss and loss adjustment expenses ..................................      8,649           7,669
Ceded unearned premiums ........................................................      3,134           2,941
Deferred policy acquisition costs ..............................................     14,508          13,885
Furniture, equipment and improvements, net .....................................      4,157           3,311
Current Federal income taxes ...................................................        440               7
Other assets ...................................................................      4,007           7,980
                                                                                   --------        --------

         Total assets ..........................................................   $178,524        $183,833
                                                                                   ========        ========

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    September 30,  December 31,
                                                                         1996        1995
                                                                     -----------  ----------
                                                                      (unaudited)
Liabilities:
     Unpaid losses and loss adjustment expenses ....................   $ 35,974   $ 31,915
     Unearned premiums .............................................     34,078     33,589
     Funds held as collateral ......................................     31,254     37,650
     Bank indebtedness .............................................     12,500     12,500
     Amounts due to reinsurers .....................................      1,118      2,188
     Deferred Federal income taxes .................................        590      2,497
     Other liabilities .............................................     11,036      8,419
                                                                       --------   --------

         Total liabilities .........................................    126,550    128,758

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000
         shares authorized; issued and outstanding: none ...........       --         --
     Common stock, $.01 par value, 10,000,000 shares authorized, issued and outstanding: 3,321,957 at September 30, 1996 and
         3,286,942 at December 31, 1995
                                                                             33         33
     Additional paid-in capital ....................................     16,794     17,204
     Net unrealized appreciation of investments carried at market,
         net of income taxes .......................................      1,514      3,074
     Retained earnings .............................................     33,633     34,764
                                                                       --------   --------

         Total stockholders' equity ................................     51,974     55,075
                                                                       --------   --------

                  Total liabilities and stockholders' equity .......   $178,524   $183,833
                                                                       ========   ========



                 See accompanying notes to interim consolidated
                             financial statements.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Dollars in thousands)

                                                             Three months ended      Nine months ended
                                                                September 30,          September 30,
                                                                -------------          -------------
                                                                1996        1995        1996        1995
                                                            --------    --------    --------    --------
Cash flows from operating activities:

     Net income .........................................   $  1,190    $    787    $    (35)   $  3,726
     Adjustments to reconcile net income to cash provided
         by operating activities:
        Change in agents' balances and premiums
            receivable and unearned premiums ............        684       1,069      (3,252)     (1,663)
        Change in accrued investment income .............        (14)         97         121         300
        Change in unpaid losses and loss adjustment
            expenses ....................................       (249)     (2,851)      4,059      (3,632)
        Change in reinsurance recoverable on paid and
            unpaid losses and loss adjustment expenses
            and ceded unearned premiums .................     (1,490)        803      (3,951)        249
        Change in amounts due to reinsurers .............       (559)        727      (1,070)        868
        Change in reinsurance funds held, net ...........       --          --          --           221
        Change in other assets and other liabilities ....      2,846       2,908       6,590      (1,738)
        Change in income taxes, net .....................        372        (699)     (1,536)     (1,113)
        Change in deferred policy acquisition costs .....        286         416        (623)        825
        Net realized (gain) on sale of fixed maturities
                                                                 (71)       (226)       (956)       (759)
        Net realized (gain) on sale of equity securities        (255)       (393)     (1,027)       (570)
        Net realized loss on sale of fixed assets .......          1         133           2         170
        Equity securities, trading
              Purchases .................................       --        (8,435)       --       (17,424)
              Sales .....................................       --         8,165        --        17,339
        Net unrealized (gains) losses on trading
            securities ..................................       --             2        --           (73)
        Provision for depreciation and amortization .....        262         335         917       1,107
                                                            --------    --------    --------    --------

              Net cash provided (used) by operating
                  activities ............................      3,003       2,838        (761)     (2,167)

Cash flows from investing activities:

     Cash received from investments sold
         prior to maturity ..............................     14,237      23,002      48,242      56,306
     Cash received from investments
         matured or called ..............................      2,323       4,623       3,623      19,102
     Cash paid for investments acquired .................    (12,311)    (29,482)    (39,585)    (66,356)
     Amortization of discount on bonds ..................         45          24         128        (122)
     Capital expenditures, net ..........................       (460)       (481)     (1,765)     (1,133)
                                                            --------    --------    --------    --------

         Net cash provided (used) by investing activities
                                                               3,834      (2,314)     10,643       7,797
Cash flows from financing activities:

     Proceeds from issuance of common stock .............       --           137         265        (281)
     Repurchase of common stock .........................       --           (90)       --           (90)
     Change in funds held as collateral .................       (422)     (1,077)     (6,396)     (5,491)
     Dividends paid .....................................       (367)       (236)     (1,096)       (702)
                                                             -------    --------    --------    --------

        Net cash (used) by financing activities .........       (789)     (1,266)     (7,227)     (6,564)
                                                            --------    --------    --------    --------

Net increase (decrease) in cash and cash equivalents
                                                               6,048        (742)      2,655        (934)

Cash and cash equivalents at beginning of period ........      1,839       6,073       5,232       6,265
                                                            --------    --------    --------    --------

Cash and cash equivalents at end of period ..............   $  7,887    $  5,331    $  7,887    $  5,331
                                                            ========    ========    ========    ========





Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest                                              $    522     $    684    $   1,714   $  2,110
     Income taxes                                              (292)         880        1          1,848








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

         The following table lists certain financial information for the three months and nine months ended September 30, 1996 and 1995 for both Amwest and Condor, as separate entities.

                                Three months ended     Nine months ended
                                  September 30,           September 30,
                                  -------------           -------------
                                   1996        1995        1996        1995
                               --------    --------    --------    --------
Amwest:
  Total revenues ...........   $ 17,863    $ 19,121    $ 55,096    $ 56,494
  Underwriting income (loss)        845         (16)     (1,812)       (189)
  Net income ...............      1,317       1,043         696       2,940

Condor:
  Total revenues ...........      6,283       4,992      17,670      15,871
  Underwriting (loss) ......       (700)     (1,012)     (2,245)     (1,637)
  Net income (loss) ........   $   (127)   $   (256)   $   (731)   $    786

                 Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         Results of Operations

         Premiums written remained stable at $24,719,000 for the three months ended September 30, 1996 compared to $24,721,000 for the three months ended September 30, 1995 and increased 3% from $71,853,000 for the nine months ended September 30, 1995 to $73,676,000 for the nine months ended September 30, 1996. The increase in premiums written for the nine months ended September 30, 1996 is attributable to increased premiums written by Condor Insurance Company.

         Net premiums earned increased 4% and 3% from $21,322,000 and $63,707,000 for the three months and nine months ended September 30, 1995, respectively, to $22,239,000 and $65,609,000 for the three months and nine months ended September 30, 1996, respectively. The Company generally earns premiums ratably over the assigned bond terms for the surety operations and the policy term for the specialty property and casualty operations.

         Net losses and loss adjustment expenses decreased 1% from $9,164,000 for the three months ended September 30, 1995 to $9,105,000 for the three months ended September 30, 1996 and increased 20% from $25,807,000 for the nine months ended September 30, 1995 to $31,006,000 for the nine months ended September 30, 1996. The loss ratio for the surety operations decreased from 32% for the three months ended September 30, 1995 to 25% for the three months ended September 30, 1996 and increased from 33% for the nine months ended September 30, 1995 to 36% for the nine months ended September 30, 1996. The increases in loss severity on the contract performance and payment product line which were noted during the first half of 1996 showed improvement during the three months ended September 30, 1996. The loss ratio for the specialty property and casualty operations remained stable at 84% for each of the three months ended September 30, 1995 and 1996 and increased from 71% for the nine months ended September 30, 1995 to 81% for the nine months ended September 30, 1996. The increase is attributed to adverse results from the private passenger automobile operations in the state of Arizona and in particular for business written prior to May 1, 1996 noted during the first half of 1996. Effective May 1, 1996, the Company implemented a rate increase averaging approximately 21.4% on the Arizona private passenger automobile program.

         Policy acquisition costs increased as a percentage of net premiums earned from 46%, or $9,911,000 for the three months ended September 30, 1995 to 47%, or $10,389,000 for the three months ended September 30, 1996 and decreased from 45%, or $28,694,000 for the nine months ended September 30, 1995 to 44%, or $28,945,000 for the nine months ended September 30, 1996.

         General operating costs decreased as a percentage of net premiums earned from 15%, or $3,275,000, and 17%, or $11,032,000, for the three months and nine months ended September 30, 1995, to 12%, or $2,600,000, and 15%, or $9,715,000, for the three months and nine months ended September 30, 1996. The improvement in the general and administrative expense ratio is reflective of decreased bonus accruals associated with the net loss during the nine months ended September 30, 1996, as well as operational effeciencies associated with the merger.

         The Company had an underwriting gain of $145,000 and an underwriting loss of $4,057,000 for the three months and nine months ended September 30, 1996, respectively, as compared to underwriting losses of $1,028,000 and $1,826,000 for the three months and nine months ended September 30, 1995. The combined ratio decreased from 105% for the three months ended September 30, 1995 to 99% for the three months ended September 30, 1996 and increased from 103% for the nine months ended September 30, 1995 to 106% for the nine months ended September 30 1996.

         Interest expense decreased 11% and 4% from $257,000 and $805,000 for the three months and nine months ended September 30, 1995, respectively, to $229,000 and $774,000 for the three months and nine months ended September 30, 1996, respectively due to fluctuations in the interest rate on bank indebtedness. The average interest rate on bank indebtedness was 8.6% for the nine months ended September 30, 1995 as compared to 8.3% for the corresponding 1996 period.

         Collateral interest expense decreased from $427,000 and $1,305,000 for the three months and nine months ended September 30, 1995, respectively, to $293,000 and $940,000 for the three months and nine months ended September 30, 1996, respectively. This decrease is attributed to an overall reduction in average funds held as collateral from $41,974,000 and $44,181,000 for the three months and nine months ended September 30, 1995, respectively, to $31,465,000 and $34,452,000 for the three months and nine months ended September 30, 1996, respectively. The decrease in collateral is attributed to competitive market conditions in the underwriting of contract surety risks. Rates of interest paid by the Company on funds held as collateral are adjusted at various times throughout the year in accordance with general market conditions.

         The Company incurred a total of $710,000 in expenses related to the merger with Condor Services, Inc. which was completed on March 14, 1996. The merger was accounted for as a pooling of interests and, accordingly, the costs associated with the merger were expensed during the first quarter of 1996. They have been separately reported as "merger expense" to reflect their non-recurring nature on the Company's operations.

         The Company has entered into an agreement with its landlord at its corporate headquarters to amend its current lease to accelerate the lease termination date from July 31, 1998 to June 30, 1997. In consideration for the early termination, the Company recorded lease termination expense during the second quarter of 1996 in the amount of $1,300,000.

         Net investment income decreased 22% and 16% from $2,015,000 and $5,997,000 for the three months and nine months ended September 30, 1995, respectively, to $1,581,000 and $5,067,000 for the three months and nine months ended September 30, 1996, respectively. The decreases noted are generally attributed to a reduction in overall invested balances primarily caused by reduced funds held as collateral balances coupled with a higher percentage of invested assets in convertible bonds whose primary benefit is often derived from the underlying equity security.

         Net realized investment gains decreased from $634,000 for the three months ended September 30, 1995 to $326,000 for the three months ended September 30, 1996 and increased from $1,244,000 for the nine months ended September 30, 1995 to $1,867,000 for the nine months ended September 30, 1996. The investments sold during the three months and nine months ended September 30, 1996 were primarily equity securities and certain fixed income investments including mortgage-backed and municipal bond securities.

         Commissions and fees decreased 51% from $454,000 for the nine months ended September 30, 1995 to $223,000 for the nine months ended September 30, 1996. Commissions and fees include revenue earned from independent third parties by the Company's claims adjustment subsidiary, together with the monthly processing fee charged by the Company to customers of Condor Insurance with monthly policies for services involved in processing monthly premiums.

         Income before income taxes decreased from $1,079,000 and $4,722,000 for the three months and nine months ended September 30, 1995, respectively, to income before income taxes of $1,530,000 and a loss before income taxes of $624,000 for the three months and nine months ended September 30, 1996, respectively, due to the factors outlined above.

         The effective tax rate was 27% and 21% for the three months and nine months ended September 30, 1995 as compared to an effective tax rate of 22% and an effective tax benefit for the three months and nine months ended September 30, 1996. The lower effective tax rate and effective tax benefit rates are attributed to tax advantaged income earned by the Company and a loss generated by the Company for the nine months ended September 30, 1996.

         Net income decreased from $787,000 and $3,726,000 for the three months and nine months ended September 30, 1995, respectively, to net income of $1,190,000 and a net loss of $35,000 for the three months and nine months ended September 30, 1996, respectively, due to the factors outlined above.


         Liquidity and Capital Resources

         As of September 30, 1996, the Company held total cash and cash equivalents and invested assets of $125,437,000. This amount includes an aggregate of $31,254,000 in funds held as collateral which is shown as a liability on the Company's consolidated balance sheets. As of September 30, 1996, the Company's invested assets consisted of $101,348,000 in fixed maturities, held at market value, $8,961,000 in common equity securities, $3,945,000 in preferred equity securities, $2,481,000 in other invested assets and $815,000 in short-term investments, including certificates of deposit with original maturities less than one year.

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

         On August 6, 1993, the Company entered into a revolving credit agreement with Union Bank for $12,500,000. The bank loan has a variable rate based upon fluctuations in the London Interbank Offered Rate ("LIBOR"). The annual interest rate at September 30, 1996 was 7.0%. On July 10, 1996, the agreement was amended to increase the amounts available under the line of credit to $17,500,000. The amount available was reduced by $2,500,000 on September 30, 1996 and will be further reduced by $3,000,000 each September 30 thereafter with the final payment due September 30, 2001. At September 30, 1996, $12,500,000 was outstanding on the $15,000,000 line of credit.

         The Company is a party to a lease with Trillium/Woodland Hills regarding its corporate headquarters. Such lease contains provisions for scheduled lease charges and escalations in base rent over the lease term. The Company's minimum annual lease commitment for the remainder of 1996 is approximately $515,000.



         The Company has entered into an agreement with its landlord at its corporate headquarters to amend its current lease to accelerate the lease termination date from July 31, 1998 to June 30, 1997. In consideration for the early termination, the Company accrued during the second quarter of 1996 lease termination costs in the amount of $1,300,000.

         Additionally, the Company has entered into a new lease agreement for approximately 63,000 square feet in a building currently under construction in Calabasas, California. The new lease is anticipated to commence on approximately May 1, 1997. The annual occupancy cost is expected to approximate $1,150,000 with a minimum lease commitment of $870,000. This represents a significant reduction from the current annualized occupancy cost of approximately $2,500,000. In addition to the new lease agreement, the Company has obtained a one-time six month option to purchase the new Company headquarters building beginning three years after lease commencement, subject to certain acceleration provisions.

         Other than the Company's obligations with respect to funds held as collateral, the Company's obligation to pay claims as they arise, the Company's commitments to pay principal and interest on the bank debt, the payment of lease expenses as noted above and the payment of the rollback obligations pursuant to Proposition 103 (see "Item 1 - Legal Proceedings"), the Company has no significant cash commitments.

         The Company believes that its cash flows from operations and other present sources of capital are sufficient to sustain its needs through 1997.

         The Company generated $2,838,000 and used $2,167,000 in cash from operating activities for the three months and nine months ended September 30, 1995 as compared to generating $3,003,000 and using $761,000 for the three months and nine months ended September 30, 1996. The Company used $2,314,000 and generated $7,797,000 in cash for investing activities for the three months and nine months ended September 30, 1995 as compared to generating $3,834,000 and $10,643,000 for the three months and nine months ended September 30, 1996. The Company used $1,266,000 and $6,564,000 in cash from financing activities for the three months and nine months ended September 30, 1995 as compared to using $789,000 and $7,227,000 for the three months and nine months ended September 30, 1996.

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

                                     TABLE 1

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                 SUMMARY OF PREMIUMS AND LOSSES BY PRODUCT LINE
                             (Dollars in thousands)


                                      Three months end      Nine months ended        Year ended
                                         September 30,        September 30,          December 31,
             Type of Bond               1996       1995       1996       1995       1995       1994
----------------------------------   -------    -------    -------    -------    -------    -------

Specialty Property and
  Casualty Operations
    Gross premiums written .......   $ 5,700    $ 5,895    $19,437    $17,551    $24,101    $23,736
    Net premiums earned ..........     5,920      4,385     16,291     13,228     17,872     19,460
    Net losses and loss adjustment
       expenses ..................     4,971      3,672     13,201      9,367     13,131     14,633
    Loss ratio ...................        84%        84%        81%        71%        73%        75%
    Expense ratio ................        28%        39%        33%        41%        41%        40%
    Combined ratio ...............       112%       123%       114%       112%       114%       115%

Surety Operations
Contract Performance
    Gross premiums written .......   $13,341    $13,648    $38,764    $41,179    $54,039    $51,362
    Net premiums earned ..........    11,544     11,540     34,826     36,413     49,736     43,353
    Net losses and loss adjustment
       expenses ..................     3,407      4,843     15,457     14,831     20,044     11,250
    Loss ratio ...................        29%        42%        44%        41%        40%        26%

Court
    Gross premiums written .......   $ 3,502    $ 2,333    $ 9,962    $ 6,396    $ 8,571    $ 9,531
    Net premiums earned ..........     3,227      2,327      9,290      6,461      8,749      9,183
    Net losses and loss adjustment
       expenses ..................       473        231      1,269        338        467      1,114
    Loss ratio ...................        15%        10%        14%         5%         5%        12%

Commercial Surety
    Gross premiums written .......   $ 2,176    $ 2,845    $ 5,513    $ 6,727    $ 7,472    $ 9,592
    Net premiums earned ..........     1,548      3,070      5,202      7,605      8,813      9,293
    Net losses and loss adjustment
       expenses ..................       254        418      1,079      1,271      1,623      1,740
    Loss ratio ...................        16%        14%        21%        17%        18%        19%

Total Surety
    Gross premiums written .......   $19,019    $18,826    $54,239    $54,302    $70,082    $70,485
    Net premiums earned ..........    16,319     16,937     49,318     50,479     67,298     61,829
    Net losses and loss adjustment
       expenses ..................     4,134      5,492     17,805     16,440     22,134     14,104
    Loss ratio ...................        25%        32%        36%        33%        33%        23%
    Expense ratio ................        70%        68%        68%        67%        70%        72%
    Combined ratio ...............        95%       100%       104%       100%       103%        95%



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

                  Subsequently, the Department of Insurance ("Department") and Voter Revolt brought a motion for writ of mandate challenging the validity of Section 1861.135. On March 31, 1992, the Los Angeles Superior Court concluded that Section 1861.135 did not violate the California Constitution or the provisions of Proposition 103. The Department and Voter Revolt appealed. On December 7, 1993, the Second District Court of Appeal overturned Section 1861.135 by a 2-1 vote. On February 24,
                  1994, the California Supreme Court agreed to hear the Company's petition for review, thereby staying the Court of Appeals opinion. On December 14, 1995, the California Supreme Court affirmed the decision of the Second District Court of Appeal. Accordingly, the surety insurance industry will no longer be exempted from the rate rollback and prior approval provisions contained in Proposition 103.

                  The Company accrued $2,000,000 during the quarter ended December 31, 1995 representing the Company's best estimate of its rollback obligations pursuant to Proposition 103. On August 19, 1996, the Company entered into a Stipulation and Consent Order with the California Department of Insurance settling the Proposition 103 rollback obligations of its wholly-owned subsidiaries, Amwest Surety Insurance Company and Far West Insurance Company for an aggregate amount of $1,928,370. Due to the previously established reserves in the amount of $2,000,000, this settlement did not have any further affect on the Company's earnings.


Items 2-5:        CHANGE IN SECURITIES, DEFAULTS UPON SENIOR SECURITIES,
                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS,
                        OTHER INFORMATION

                  None


Item 6:           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits
                           See the Exhibit Index on page 17.

                  (b)      Reports on Form 8-K
                           There were no reports filed on Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           AMWEST INSURANCE GROUP, INC.





    Date: November 14, 1996                by:  /s/         JOHN E. SAVAGE
                                               ---------------------------

                                                          John E. Savage
                                                   President, Co-Chief Executive
                                                              Officer
                                                    and Chief Operating Officer
                                                   (Principal Executive Officer)



                                           by:  /s/        STEVEN R. KAY
                                                           Steven R. Kay
                                                      Senior Vice-President,
                                                     Chief Financial Officer,
                                                      Treasurer and Director
                                                     (Principal Financial and
                                                   Principal Accounting Officer)

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX


 Exhibit
 Number               Description                                 Location

 2        Plan of acquisition, reorganization, arrangement,
          liquidation or succession ............................   None

 4        Instruments defining the rights of securityholders,
          including indentures .................................   Not required

11        Statement re computation of per share earnings .......   Page 18

15        Letter re unaudited interim financial information ....   None

18        Letter re change in accounting principles ............   None

19        Previously unfiled documents .........................   None

20        Report furnished to security holders .................   None

23        Published report regarding matters submitted to vote
          of security holders ..................................   None

24        Consents of experts and counsel ......................   None

25        Power of attorney ....................................   None

28        Additional exhibits ..................................   None