Form 10-K
period 1996-12-31
AMWEST INSURANCE GROUP INC
filed 1997-03-31
CIK 780118

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

As of March 27, 1997, 3,351,752 shares of common stock, $.01 par value, were outstanding. As of March 27, 1997, the market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's common stock as reported by the American Stock Exchange, Inc. on such date, was $23,563,604.

                       DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the registrant's definitive proxy statement for the 1996 Annual Meeting of stockholders (incorporated by reference under Part III).

                                TABLE OF CONTENTS


  Item                               PART I                             Page

    1.    Business                                                        1
          General                                                         1
          Products                                                        2
          Underwriting and Collateral                                     4
          Statutory Net Premiums Written to Statutory
               Policyholders' Surplus Ratio                               5
          Combined Ratios                                                 5
          Reinsurance                                                     6
          Reserves                                                        7
          Investments                                                    11
          Marketing and Growth                                           14
          The Safety Association                                         14
          Competition                                                    15
          Employees                                                      15
          Government Regulation                                          15
    2.    Properties                                                     16
    3.    Legal Proceedings                                              17
    4.    Submission of Matters to a Vote of Security Holders            17

                                     PART II

    5.    Market for Registrant's Common Equity and Related
                Stockholder Matters                                      18
          Market Information                                             18
          Holders                                                        18
          Dividends                                                      18
    6.    Selected Financial Data                                        19
    7.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       21
          Results of Operations                                          21
          Liquidity and Capital Resources                                24
    8.    Financial Statements and Supplementary Data                    25
    9.    Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                    26

                                    PART III

   10.    Directors and Executive Officers of the Registrant             27
   11.    Executive Compensation                                         27
   12.    Security Ownership of Certain Beneficial Owners
               and Management                                            27
   13.    Certain Relationships and Related Transactions                 27

                                    PART IV

   14.    Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                       28

                                     PART I

ITEM 1.        BUSINESS

GENERAL

    Amwest Insurance Group, Inc., a Delaware corporation ("the Company"), is an insurance holding company engaged, through its wholly-owned subsidiaries, Amwest Surety Insurance Company ("Amwest Surety"), Far West Insurance Company ("Far West"), Far West Bond Services, Condor Insurance Company ("Condor"), Raven Claims Services, Inc. and Southern California Bonding Services, Inc., in underwriting surety bonds nationwide, commercial automobile insurance in the State of California and , to a lesser extent, other property and casualty coverages in several western states. The surety bonds are underwritten through 30 branch offices, 5 of which are located in California and the balance of which are located in 20 other states.

    On March 14, 1996, the Company completed its previously announced merger with Condor Services, Inc. ("CSI"), an insurance holding company. In the merger, each outstanding share of Condor Services' common stock (other than shares owned by Condor Services as treasury stock or by the Company) were converted into the right to receive 0.5 of a share of the Company's common stock. In connection with the merger, the Company issued 992,000 shares of common stock.

    The merger has been accounted for under the pooling of interests method. Accordingly, all financial information presented herein for all periods includes CSI on a historical cost basis.

    On March 1, 1996, the Company purchased Southern California Bonding Services, Inc., a California corporation. The purchase price was immaterial.

    Amwest Surety and Far West underwrite a wide variety of surety bonds, for small to mid-sized surety accounts through independent agents and brokers. This type of underwriting involves smaller companies and smaller bond amounts than typically written by the larger multi-line insurance companies. Bonds are underwritten using a variety of factors to help mitigate risk, including the acceptance of full or partial collateral based on the characteristics of the account. See "Business -Underwriting and Collateral."

    According to A.M. Best Company ("Best"), an insurance company rating and statistical service, property and casualty insurance companies wrote approximately $2.5 billion in surety net premiums in 1995. The Company ranked 11th nationally when measured by net premiums written for all companies writing surety. In California, which currently is the largest market for surety business and where the Company has historically generated a significant portion of its business, the Company ranked 7th when measured by gross premiums written for all companies writing surety in 1995. As the Company's branches outside California have matured, the percentage of surety business generated in California has declined. In 1996, 20.8% of the Company's surety business was generated in California as compared to 22.4% in 1995.

    Condor primarily writes insurance packages which consist principally of commercial automobile liability and physical damage coverage and, to a lesser extent, general liability and other related coverages (excluding hazardous waste and environmental impairment except with respect to policies written for the intermodal trucking industry) for insureds involved in general trucking including solid waste disposal, sand and gravel, transit mix, logging, farm to market, intermodal trucking, less than total load (LTL), newspaper distribution, tow truck and limousine services industries. In order to accept coverage written on commercial policies by Condor Insurance, an applicant must become a member of the Waste Industry Loss Prevention and Safety Association (d.b.a. "The Safety Association"). From 1993 to mid-1995, Condor Insurance offered ocean marine coverage to small boat owners in California and Arizona. Since 1993, Condor Insurance has also offered automobile private passenger coverage in Arizona.

    The Company was incorporated in California on August 19, 1970 and reincorporated in Delaware on September 11, 1987. During the year ended December 31, 1995 two of the Company's wholly owned subsidiaries, Amwest Surety Insurance Company and Far West Insurance Company, reincorporated from California to Nebraska. Condor remains a California domiciled company. Accordingly, the Company is now registered with the Nebraska Department of Insurance as an insurance holding company. Amwest Surety is licensed in all 50 states, the District of Columbia, Guam and Puerto Rico, Far West is licensed in 43 states and the District of Columbia and Condor is licensed in California and Arizona. Amwest Surety and Far West hold certificates of authority from the United States Department of the Treasury, which qualifies them as acceptable sureties on Federal bonds. Amwest Surety and Far West are rated (a group rating) "A" (Excellent) by Best and Condor is rated a "B" (Adequate) .

    The term "the Company" unless the context otherwise requires, refers to Amwest Insurance Group, Inc. and its insurance subsidiaries. The principal executive offices of the Company are located at 6320 Canoga Avenue, Suite 300, Woodland Hills, California 91367. The Company's telephone number is (818) 704-1111 and its facsimile number is (818) 592-3660.

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

    Specialty Property and Casualty, which includes commercial auto liability and physical damage, general liability, homeowners and other property and casualty coverages.

    The following tables show, for the periods indicated, the premiums written, net premiums earned, losses and loss adjustment expenses and loss ratios for the Company's three major types of bonds:

 PREMIUMS WRITTEN
                                                                 Years ended December 31,
                                               1996                        1995                        1994
                                                                 (Dollars in thousands)
                                    ------------------------------------------------------------------------------------
Type of Insurance
     Contract performance bonds        $  49,782        51.1%      $  54,039        57.4%       $  51,362        54.5%
     Specialty Property &
     Casualty insurance                   25,072        25.9          24,101        25.6           23,737        25.2
     Court bonds                          13,221        13.6           7,669         8.1            8,677         9.2
     Commercial Surety bonds               9,167         9.4           8,375         8.9           10,446        11.1
                                    ------------- ------------- ------------- ------------- -------------- -------------

         Total                          $ 97,242       100.0%      $  94,184       100.0%        $ 94,222       100.0%
                                    ============= ============= ============= ============= ============== =============

NET PREMIUMS EARNED
                                                                 Years ended December 31,
                                               1996                        1995                        1994
                                                                 (Dollars in thousands)
                                    ------------------------------------------------------------------------------------
Type of Insurance
     Contract performance bonds        $  46,158        52.5%      $  49,737        58.4%       $  43,353        53.3%
     Specialty Property &
     Casualty insurance                   22,421        25.5          17,872        21.0           19,460        24.0
     Court bonds                          12,209        13.9           7,816         9.2            8,373        10.3
     Commercial Surety bonds               7,095         8.1           9,745        11.4           10,103        12.4
                                    ------------- ------------- ------------- ------------- -------------- -------------

         Total                         $  87,883       100.0%      $  85,170       100.0%       $  81,289       100.0%
                                    ============= ============= ============= ============= ============== =============

LOSSES & LOSS ADJUSTMENT EXPENSES AND LOSS RATIOS
                                                                 Years ended December 31,
                                               1996                        1995                        1994
                                                                 (Dollars in thousands)
                                    ------------------------------------------------------------------------------------
Type of Insurance
     Contract performance bonds        $  24,430        52.9%      $  20,044        40.3%       $  11,250        26.0%
     Specialty Property &
     Casualty insurance                   18,829        83.4          13,131        73.5           14,633        75.2
     Court bonds                           1,092         9.0             323         4.1            1,058        12.6
     Commercial Surety bonds               2,296        32.4           1,767        18.1            1,796        17.8
                                    ------------- ------------- ------------- ------------- -------------- -------------

         Total                         $  46,647        53.1%      $  35,265        41.4%       $  28,737        35.4%
                                    ============= ============= ============= ============= ============== =============


    The loss ratio can be substantially affected by the size and timing of losses, as well as by underwriting standards and procedures.

UNDERWRITING AND COLLATERAL

    For the surety line of business, the Company individually analyzes the risk associated with each application it receives, except for selected categories of miscellaneous bonds. This underwriting evaluation includes verifying the credit history and financial resources of the applicant. The Company maintains control of the underwriting process through the use of authority limits for each underwriter, through committee underwriting of larger risks and through a system of limited delegation. The Company may require collateral on contract bonds and, occasionally, other types of bonds based upon an assessment of the risk characteristics. The risk assessment includes evaluation of the financial strength of the contractor, the credit history of the contractor, work in progress and successful work experience. Collateral can consist of irrevocable letters of credit, certificates of deposit, cash, savings accounts, publicly traded securities and trust deeds or mortgages on real property. The principal form of collateral accepted by the Company currently consists of irrevocable letters of credit and certificates of deposit. Total collateral held as of December 31, 1996 had a value of approximately $245,243,000. Trust deeds and mortgages on real property held as collateral are not reflected in this figure due to the inexact nature of their disposition values. The Company reflects in its consolidated financial statements only funds received as collateral on which net earnings inure to the benefit of the Company. This amounted to $29,928,000 at December 31, 1996. Recent reductions in total collateral reflect competitive market conditions and, further in 1996, a decrease in contract payment and performance bond writings.

    For the specialty property and casualty lines of business, the Company sets insurance premium rates for various risk classifications based upon its historical loss experience and industry averages. The Company's rates and classifications are established using actuarial computations prepared by its actuarial consultant and are reviewed on a semi-annual basis and adjusted periodically. The information used by the Company in its actuarial evaluations includes complete historical claim information related to its experience as an insurance company and industry data. The Company's insurance premium rates are subject to rate regulation, which varies by state.

    Insurance applications are evaluated and a decision to write a particular risk at a specific premium is made by the Company's underwriting department. The Company's policy is to have its underwriting personnel or third party administrator for the assigned risk business individually review each risk. The underwriting department or third party administrator determines whether to write a particular risk after evaluating a number of factors based upon detailed objective underwriting standards contained in the underwriting standards manual. These factors include the type and value of the property to be insured, the location and management of operations conducted by the insured, the experience and claim history of the insured and, with respect to vehicle coverage, the driving records of the vehicle operators. When a determination has been made that an applicant represents an appropriate risk, the Company offers coverage on a monthly or annual basis.

    Many of the Company's specialty property and casualty coverages are offered in Group Business Package policies. Package policies include fire and allied lines, commercial inland marine, general liability, commercial automobile liability, physical damage and surety. The commercial automobile liability portion of the package policy provides bodily injury and property damage liability. Property damage liability has a mandatory deductible which applies to property damage liability coverage. Also, uninsured/underinsured motorist coverage, medical payments coverage, and comprehensive and collision coverages are offered. The general liability portion of the Group Business Package covers bodily injury and property damage liability written on an occurrence basis. The policy contains customary extensions of coverage. All Group Business Package policies contain an absolute pollution liability exclusion. Limited pollution coverage is provided only to the extent required by the U.S. Department of Transportation ("DOT") regulatory requirements, which generally require minimum liability policy limits of $750,000 to cover environmental restoration on claims for insureds who travel interstate or on federal property. Policies covering garbage dumps and landfills contain exclusions for products and completed operations and the hazards of explosion, collapse and underground.

STATUTORY NET PREMIUMS WRITTEN TO STATUTORY POLICYHOLDERS' SURPLUS RATIO

    This ratio reflects the leverage of the Company's current volume of net business in relation to its policyholders' surplus. There are no legal requirements governing this ratio, but guidelines established by the National Association of Insurance Commissioners ("NAIC") have historically provided that the ratio should not exceed 3.0 to 1. In addition, the guidelines can vary according to the lines of business written. The following table shows, for the years indicated, the insurance subsidiaries' consolidated ratios:

                                                                   Years ended December 31,
                                                 1996          1995          1994          1993          1992
                                                                   (Dollars in thousands)
                                             ---------------------------------------------------------------------

Statutory net premiums written                    $87,396       $82,814       $84,093       $79,194       $62,024
Statutory policyholders' surplus                   40,298        45,361        40,467        39,661        38,432
Ratio                                                2.17          1.83          2.08          2.00          1.61


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

    A company's RBC is required to be disclosed in its statutory annual statement, however, the detailed RBC calculation as well as a company's corrective action plan will remain confidential. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. The Company has calculated it's RBC requirements as of December 31, 1996 and found that it exceeded the highest level of recommended capital requirement.

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

                                                                   Years ended December 31,
                                                 1996          1995          1994          1993          1992
                                             ------------- ------------- ------------- ------------- -------------

Loss Ratio                                         53.1%         41.4%         35.4%         39.5%         32.9%
Expense Ratio                                      58.1          63.9          64.2          62.7          65.7
                                             ------------- ------------- ------------- ------------- -------------

Combined Ratio                                    111.2%        105.3%         99.6%        102.2%         98.6%
                                             ============= ============= ============= ============= =============

    The increase in the Company's loss ratio is primarily attributable to a number of large contract bond losses on claims initially reported during 1996 and which adversely developed in the fourth quarter of 1996. Management believes that it has addressed the problems associated with these large contract bond losses by making significant changes in 1996. These changes include a strengthening of underwriting expertise in a number of branches, a required higher level of contractor visits by underwriting personnel, an adjustment to the Company's underwriting guidelines for certain specialty construction programs and a change in the reinsurance arrangements to include an aggregate stop-loss treaty for the Company's surety bond business.

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

    On the surety lines of business, the Company's subsidiaries maintain an excess of loss reinsurance treaty with a group of reinsurers lead by Kemper Reinsurance Company, (the "Kemper Treaty"). Kemper Reinsurance Company is a 50% participant, Scor Reinsurance Company has a 40% participation and Gerling Global Reinsurance Corp., USB has a 10% participation in the treaty.

    The Kemper Treaty, which was amended on October 1, 1996, may be canceled at the election of either party by providing notice of cancellation 90 days prior to any anniversary, however, the reinsurers would remain liable for covered losses incurred up to the cancellation date. The amended Kemper Treaty limits the Company's exposure on any one principal (the person or entity for whose account the surety contract is made, and whose debt or obligation is the subject of the surety contract) to the first $2,000,000 of loss and to losses in excess of $6,000,000. Coverage is provided for most types of bonds which the Company writes except SBA guaranteed bonds, which are not covered by the treaty. The reinsurers' maximum exposure under the Kemper Treaty is $8,000,000 of losses discovered during any one contract period (October 1 to October 1). Prior to the amendment on October 1, 1996, the coverage was $5,500,000 excess $500,000 and the Company received a percentage of the profit, if any, on the treaty in the form of contingent commission. Contingent commissions in the amount of $3,287,000, $2,226,000 and $366,000 were recognized under the profit sharing provisions of the treaty for the years ended December 31, 1996, 1995 and 1994, respectively.

    In conjunction with the change in reinsured limits effective October 1, 1996 the Company, effective January 1, 1997, entered into an aggregate stop-loss treaty with Underwriters Reinsurance Company (Barbados), Inc. This contract covers approximately $5,000,000 of losses and allocated loss adjustment expenses on the surety lines of business in excess of 25.86% of net earned premiums, with an option to increase the coverage by up to $5,000,000 by payment of $1,000,000 prior to the incurrance of $2,500,000 in ceded losses under the original treaty.

    The Company also maintains a semiautomatic bond facultative reinsurance contract for surety bonds. The contract also applies to most types of bonds the Company writes with single bond penalty limits up to $10,000,000 or multiple bonds under a specific aggregate work program per principal with limits up to $20,000,000 for contract surety bonds and $25,000,000 for commercial surety bonds. The Company's retention under the contract is $6,000,000 plus 12% of the reinsured amount. The Company's aggregate retention is additionally reinsured by the aforementioned excess of loss reinsurance treaty, further limiting the Company's net exposure.

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

    For its liability lines of business, the Company has reduced its exposure on any one risk with the purchase of excess of loss reinsurance. The net retained amount has varied by year, primarily based on the Company's surplus position. Currently, the Company retains the first $400,000 on any one risk with the next $600,000 ceded to a consortium of reinsurers led by Gerling Global Reinsurance Corporation. The Company participates in this treaty with a 10% share. The Company further reinsures $1,000,000 in excess of $1,000,000 for its liability coverages including extra contractual obligations and excess of policy limits exposures.

    For its property coverages, the Company generally retains the first $200,000 on any one exposure and purchases excess of loss reinsurance for $4,800,000 in excess of $200,000. Limits relating to its Hawaiian homeowners program differ from the above with the Company retaining $500,000 ultimate on each net loss with the Company reinsuring $1,250,000 in excess of $500,000. The Company participates in the Hawaii Hurricane Relief Fund, and accordingly, its Hawaiian policies exclude wind coverage over 75 miles per hour.

RESERVES

    The Company maintains reserves for losses and loss adjustment expenses with respect to both reported and unreported claims. The amount of loss reserves for reported claims, including related loss adjustment expense reserves, is generally based upon a case-by-case evaluation of the type of loss. In evaluating reserves for surety losses and loss adjustment expenses, the Company considers a number of factors including an estimate of the costs to complete the project, outstanding obligations to subcontractors, suppliers and the like and prevailing case law and regulations pertaining to the underlying exposures. The Company also considers the financial strength of the principal, possible offsets to the claimed amount and defenses available to the principal and the Company. The Company may use outside attorneys and construction consultants throughout the reserving process. All reserves for reported claims are net of anticipated collateral and other non-reinsurance recoveries. Reserves for incurred but not reported claims are based on Company experience. An amount is included in the reserves for unallocated loss adjustment expenses consisting of the costs for the Company's claims, legal and subrogation departments to settle claims incurred prior to year end.

    The loss settlement period on most of the Company's insurance claims is relatively short. Nevertheless, it is often necessary to adjust estimates of liability on a claim either upward or downward between the time a claim is reported and the time of payment. There are inherent uncertainties in estimating reserves, therefore, actual losses and loss adjusting expenses may deviate, perhaps substantially, from reserves on the accompanying consolidated financial statements, which could have a material adverse effect on the Company's financial condition and results of operations. The Company does not discount its claim reserves for financial reporting purposes. While the Company may make implicit provisions for inflation or increasing costs in establishing reserves for known claims, the relatively short claim to payment period and the nature of the insured losses makes provisions for inflation or increasing costs generally unnecessary.

    The following table sets forth a reconciliation of the statutory liability for losses and loss adjustment expenses (1) for the periods shown:


                                                                                     December 31,
                                                                           1996          1995           1994
                                                                                (Dollars in thousands)
                                                                       ------------------------------------------
Statutory liability for losses and loss adjustment expenses at
     beginning of year                                                      $24,246        $26,584       $28,502

Provision for losses and loss adjustment expenses occurring in
     current year                                                            45,853         35,508        30,400

Increase (decrease) in estimated losses and loss adjustment expenses
     for claims occurring in prior years                                        794           (243)       (1,663)

Losses and loss adjustment expense payments for claims occurring during:
              Current year                                                  (21,638)       (19,283)      (14,795)
              Prior years                                                   (13,379)       (18,320)      (15,860)
                                                                       ------------- -------------- -------------

Statutory liability for losses and loss adjustment expenses at end
     of year                                                                $35,876        $24,246       $26,584
                                                                       ============= ============== =============


      (1) Amounts reflect the liability for losses and loss adjustment expenses net of reinsurance recoverable on unpaid loss and loss adjustment expenses.


    The table on page 10 discloses the cumulative development of unpaid losses and loss adjustment expenses of the Company from 1986 through 1996. The top line of this table depicts the estimated net liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated net amount of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not reported to the Company. The lower portion of the table shows the re-estimated amount of the previously recorded net liability based on experience as of the end of each succeeding year. Estimated gross liability and the re-estimated amount of previously recorded gross liability for the four years ended December 31, 1995 are shown below the table.

    The increase or decrease in estimated losses and loss adjustment expenses for losses occurring in prior years reflects the net effect of the resolution of losses for other than full reserve value and subsequent readjustment of loss values as of December 31st of the applicable years.

    The difference between the reserves reported in the Company's consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP") and those reported in the annual statements filed with the State Departments of Insurance in accordance with statutory accounting principles ("SAP") is as follows:

                                                                                     December 31,
                                                                           1996          1995           1994
                                                                                     (Dollars in thousands)
                                                                       ------------------------------------------

Reserves reported on a SAP basis                                            $35,876        $24,246       $26,584

Net reinsurance recoverable on unpaid loss and
      loss adjustment expenses                                                6,133          7,669         8,069
                                                                       ------------- -------------- -------------

Reserves reported on a GAAP basis                                           $42,009        $31,915       $34,653
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

    The Company attempts to estimate reserves that are adequate and neither deficient nor redundant. Therefore, no meaningful evaluation of estimated future redundancies or deficiencies can be developed from the Company's prior experience. The cumulative "redundancy/(deficiency)" shown in the table on page 10 represents the aggregate change in the estimates over prior years. For example, the 1991 liability has developed a $6,485,000 redundancy over five years. That amount has been reflected in income over the five years. The effect on income for the past three years of changes in estimates of the liabilities for losses and loss adjustment expenses is shown in the reconciliation table on page 8. The cumulative redundancy or (deficiency) as of the end of any year is due to a re-evaluation of reserves established in prior years at less than or more than the reserved values as of that date.




                                                         CUMULATIVE LOSS DEVELOPMENT
                                                                December 31,
                                                           (Dollars in thousands)


                           1986    1987      1988     1989      1990      1991      1992       1993      1994       1995      1996
                        ------------------------------------------------------------------------------------------------------------


Net liability for losses
   & loss adjustment     $2,292   $3,072    $3,528  $13,169   $23,199   $23,269   $24,860    $28,641   $26,584    $24,246   $35,876
   expenses

Net paid (cumulative) as
of:

  One year later          1,769    2,108     4,000    5,426     9,892     9,826    11,224     15,862    18,318     13,379         -
  Two years later         2,017    3,461     4,021    8,146    14,386    14,473    16,896     23,547    24,579
  Three years later       2,088    3,394     3,915    9,301    17,057    16,464    18,576     26,659
  Four years later        2,065    3,436     3,693   10,996    18,261    16,654    18,902
  Five years later        1,903    3,352     3,723   11,642    17,976    16,795
  Six years later         1,801    3,419     4,519   11,646    18,074
  Seven years later       1,868    3,348     4,425   11,583
  Eight years later       1,830    3,325     4,318
  Nine years later        1,819    3,221
  Ten years later         1,793

Net liability re-estimated  as of:

  One year later          2,462    2,886     5,513   12,247    20,580    20,560    21,937     26,860    26,343     25,040         -
  Two years later         2,114    3,618     4,650   10,463    18,890    18,401    19,565     25,943    28,540
  Three years later       2,198    3,955     3,809   11,071    18,871    17,810    18,695     27,699
  Four years later        2,207    3,485     4,020   11,622    18,654    16,664    19,048
  Five years later        1,845    3,375     4,050   11,706    17,982    16,784
  Six years later         1,811    3,431     4,483   11,628    17,943
  Seven years later       1,868    3,341     4,429   11,542
  Eight years later       1,830    3,325     4,319
  Nine years later        1,819    3,221
  Ten years later         1,793

 Net Reserve Redundancy
   (Deficiency):           $499   ($149)    ($791)   $1,627    $5,256    $6,485    $5,812       $942  ($1,956)     ($794)     -
                          ==========================================================================================================

 Net redundancy
   (deficiency) as a
   percent of original      22%     (5%)     (22%)      12%       23%       28%       23%         3%      (7%)       (3%)     -
     net liability:
                          ==========================================================================================================


Gross liability for losses & loss adjustment                                       35,150     46,614    34,653     31,915    42,009
expenses
Ceded liability for losses & loss adjustment                                      (10,290)   (17,973)   (8,069)    (7,669)   (6,133)
expenses
                                                                                ----------------------------------------------------

Net liability for losses & loss adjustment                                         24,860     28,641    26,584     24,246    35,876
expenses
                                                                                ====================================================

Gross liability re-estimated                                                       30,128     41,084    39,591     31,358
Ceded liability re-estimated                                                      (11,080)   (13,385)  (11,051)    (6,318)
                                                                                ------------------------------------------

Net liability re-estimated                                                         19,048     27,699    28,540     25,040
                                                                                ==========================================

Gross Reserve Redundancy (Deficiency)                                               5,022      5,530    (4,938)       557
                                                                                ==========================================


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

    Certain states or territories require the Company to deposit securities issued by such states or territories as a condition of licenser. These securities are managed in-house in accordance with guidelines established by the various states and territories. At December 31, 1996, the market value of all state deposits was approximately $12,561,000.

    The following table sets forth the composition of the Company's investment portfolio at the dates indicated:

                                                            December 31,
                                             1996       1995       1994       1993       1992
                                                      (Dollars in thousands)
                                           ----------------------------------------------------
Fixed maturities, held-to-maturity, at
amortized cost:
Bonds:
U.S. Government                             $ --       $ --      $ 10,850   $  9,903   $ 12,859
Mortgage backed securities                    --         --           696       --         --
States, municipalities and political
subdivisions                                  --         --         3,524      2,921     21,262
Certificates of deposit, at cost              --         --            50         50      2,178
                                           --------   --------   --------   --------   --------
Total                                         --         --        15,120     12,874     36,299
                                           --------   --------   --------   --------   --------

Fixed maturities, available-for-sale, at
market (1):
Bonds:
U.S. Government                              13,739     32,101     14,292     19,931     47,467
Asset backed securities                       4,004      5,636       --         --         --
Mortgage backed securities                   24,245     17,723     27,904      7,845       --
States, municipalities and political
subdivisions                                 26,608     34,952     34,374     54,141     20,760
Other                                        27,848     20,284     22,080     18,193      3,189
Redeemable preferred stock, at market (1)     6,050      6,495      8,280      7,641      3,305
                                           --------   --------   --------   --------   --------
Total                                       102,494    117,191    106,930    107,751     74,721
                                           --------   --------   --------   --------   --------

Total fixed maturities                      102,494    117,191    122,050    120,625    111,020

Common equity securities, at market (1)       9,779      8,689      7,386      5,737      3,150
Preferred equity securities, at market (1)    4,253      3,592      2,321      2,998      1,195
Other invested assets                         2,849        797       --         --         --
Short-term investments, at cost                 890        745      2,289      1,849      1,174
                                           --------   --------   --------   --------   --------
Total investments                           120,265    131,014    134,046    131,209    116,539
Interest bearing cash equivalents (2)         6,434      5,232      4,032      7,103     11,088
                                           --------   --------   --------   --------   --------
Total investments and cash equivalents     $126,699   $136,246   $138,078   $138,312   $127,627
                                           ========   ========   ========   ========   ========


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

    During the fourth quarter of 1995 the Company concluded that it would no longer commit to holding any security to maturity, as this limited management from responding to changes in circumstances and perceived economic trends and it would no longer participate in the active trading of any portion of its portfolio. Accordingly, all invested amounts have been classified at December 31, 1996 and 1995 as available for sale.

    The Company's investment results, pre-tax investment yields and effective yields for the periods indicated were as follows:

                                                                  Years ended December 31,
                                                1996          1995          1994          1993          1992
Investment Results:                                                 (Dollars in thousands)
                                             ---------------------------------------------------------------------

Average invested assets (includes
   short-term investments)                     $131,473      $137,162      $138,195      $132,970      $118,986

Net investment income                             6,807         7,863         7,337         6,430         7,063

Average annual return on investments               6.14%        14.01%       (0.72%)         8.91%         7.21%

Average annual yield on investments:
   Fixed maturities                                5.83%         6.15%         5.93%         5.51%         6.17%
   Equity securities                               3.11          4.53          2.32          3.73         26.94
   Short-term investments                         41.35         33.55         19.38         24.21          3.62
                                             ------------- ------------- ------------- ------------- -------------
       Effective yield total investments           5.44          6.10          5.65          5.26          6.22
   Less investment expense                        (0.26)        (0.37)        (0.34)        (0.42)        (0.28)
                                             ============= ============= ============= ============= =============
       Total  investment yield                     5.18%         5.73%         5.31%         4.84%         5.94%
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


    The maturity distribution of the Company's fixed maturity investments at December 31, 1996 was as follows:

                                        Amortized Cost      Estimated
                                                           Market Value
Fixed maturities due:                        (Dollars in thousands)
                                       -----------------------------------

Within 1 year                             $       4,235     $       4,217
Beyond 1 year but within 5 years                 47,667            48,023
Beyond 5 years but within 10 years               28,440            28,561
Beyond 10 years but within 20 years              13,905            14,010
Beyond 20 years                                   7,552             7,683
                                       ----------------- -----------------

                                            $   101,799       $   102,494
                                       ================= =================


MARKETING AND GROWTH

    The Company markets its surety bond products in 50 states, the District of Columbia, Guam and Puerto Rico through approximately 9,000 independent agents and brokers. California constituted 20.8% and 22.4% of surety premiums written for the years ended December 31, 1996 and 1995, respectively.

    The Company also accepts surety business on a direct basis (i.e., without the assistance of an agent). For the years ended December 31, 1996 and 1995, direct business accounted for 4.3% and 4.6%, respectively, of surety premiums written.

    The Company directs its specialty property and casualty marketing efforts primarily at independent insurance producers. At December 31, 1996, the total number of producers placing coverage with Condor was 123, of which 82 represent California business and 41 represent Arizona business. Such producers are made aware of the coverages offered by Condor primarily through direct mailing and advertisements in trade publications and trade shows.

THE SAFETY ASSOCIATION

    The Company's subsidiary, Condor, offers its monthly commercial automobile insurance policies to members of the Waste Industry Loss Prevention and Safety Association (d.b.a. "The Safety Association"). The Safety Association was formed in 1981 to enhance the availability of insurance for and provide services aimed at improving operational safety to the industries to which Condor provides insurance. One of the directors and executive officers of the Company is an officer, director and shareholder of The Safety Association. The Safety
Association employs five field safety specialists who are responsible for inspecting members' fleets and facilities and providing safety engineering and loss prevention advice and aids to members, including videos and bi-monthly newsletters. The Company believes that the activities of the field safety specialists enhance loss prevention and risk experience.

COMPETITION

    The insurance industry is a highly competitive industry. There are numerous firms, particularly in the specialty markets, which compete for a limited volume of business. Competition is based upon price, service, products offered and financial strength of the insurance company. There are a number of companies in the industry which offer packages and policies similar to the Company's.

    The largest surety company in the country has less than six percent of the total surety market. The top ten companies collectively have less than half of the total market. The industry is growing at an annual rate of only about three percent which has intensified the competition within the industry.

    The Company primarily competes for surety business in the specialty market which is dominated by small, regional companies. However, some of the national, standard market companies have begun to pursue specialty market business. Pricing, service and agent commissions are the primary competitive tools. The
Company has positioned itself to be competitive in pricing and agent commissions, but strives to exceed its major competitors in the quality of its service. The Company believes that its branch service network and expertise in the specialty surety niche will enable it to compete effectively, even when challenged by the larger, better capitalized, standard market companies.

    The Company's strategy for its specialty property and casualty business generally is to position itself within a limited regional geographic location as a consistent and reliable provider of commercial insurance packages for insureds involved in specialized industries.

    The Company believes that its monthly direct-bill commercial policies create a competitive advantage because the insured is not required to finance an annual premium. Additionally, the Company believes that its ability to provide a consistent insurance package for specialized industries and to continue to provide quality service in the handling of claims through staff who are particularly experienced in the areas of the Company's specialization permit it to compete successfully in its targeted customer base. The Company's direct billing also enables insurance producers to enjoy the benefits of a monthly commission without incurring the cost of billing and the attendant problems relating to premium collection.

EMPLOYEES

    At December 31, 1996, the Company employed 479 people.

GOVERNMENT REGULATION

    During 1995, two of the Company's wholly owned insurance subsidiaries, Amwest Surety and Far West redomesticated from California to the State of Nebraska, in part to reduce the Company's premium tax expenses. The Company's other insurance subsidiary, Condor, remains a California domiciled company. The redomestication had no impact on the Company's physical location, but does affect the ongoing regulation of the insurance subsidiaries and the Company. Subsequent to the redomestication, the Company became regulated by the Nebraska Department of Insurance as an insurance holding company because it controls two Nebraska domiciled insurance companies. Any person who acquires or agrees to acquire an amount of the Company's Common Stock which would cause him to own beneficially more than 10% of such stock must obtain the prior approval of the Nebraska Insurance Commissioner.

    The Company's insurance subsidiaries are required to file with the Department of Insurance in their state of domicile information concerning ownership, financial condition, capital structure and general business operations. The Company's insurance subsidiaries can only conduct business in states in which they are licensed. Each of the insurance subsidiaries are subject to varying degrees of regulation and supervision in the states in which they conduct business. This regulation relates to such matters as the adequacy of reserves, the type and quality of investments, minimum capital and surplus requirements, risk-based capital requirements, deposit of securities with state insurance authorities for the benefit of policyholders, restrictions on dividends, periodic examination of the insurers' affairs, claims handling procedures, and annual and other reports required to be filed with the state insurance commissioners on the financial and other condition of these companies. The subsidiaries must also file rates with most of the states in which they are licensed to underwrite insurance.

    The Company's insurance subsidiaries are also subject to triennial examinations of their financial condition by their state of domicile. Condor is currently under examination by the State of California and a report is expected in early 1997. Management does not believe any findings in the examiners report will be material to the financial position of Condor at December 31, 1996. Amwest Surety and Far West were last examined in 1993.

    Amwest  Surety  and  Far  West  are  also  regulated  by the  United  States
Department of the Treasury as acceptable sureties for Federal bonds. During 1994, the Department of the Treasury changed its minimum requirement for bonding Federal obligations from $25,000 to $100,000. This change could reduce the number of Federal bonds written, however, the Company believes that it has not and will not have a material affect on the Company's business.

    Condor is a participant in California's "assigned risk" program as it relates to commercial automobile liability insurance. Automobile liability insurers in California are required to sell bodily injury liability to a proportionate number (based on the insurer's share of the California automobile casualty insurance market) of those drivers applying to the California Department of Insurance for placement as assigned risks. Drivers seek placement as assigned risks because their driving records or other relevant characteristics make them difficult to insure in the open market.

    See discussion regarding Proposition 103 at Item 3 - "Legal Proceedings."



ITEM 2. PROPERTIES

    The Company leases all of its office space which, as of December 31, 1996, totaled approximately 156,000 square feet. The home office aggregates approximately 53,000 square feet. In addition, the Company leases and subleases approximately 18,000 square feet of office space in the same building as home office. Branch locations range from 270 to 4,600 square feet. See Note 12 of Notes to Consolidated Financial Statements.

    On January 26, 1996, the Company entered into a lease agreement for new home office space in the City of Calabasas, located approximately 7 miles from its current home office. The expected occupancy date for this office space is June 1997. The lease term is for a period of 15 years and covers approximately 63,000 square feet. The Company also has the option to purchase this new home office building and land three years into the lease period at a predetermined rate for the building, with the value of land based on then existing market rates.

ITEM 3. LEGAL PROCEEDINGS

    The Company is from time to time named as a defendant in various lawsuits incidental to its business. Listed below are recent developments in certain legal proceedings involving the Company or its insurance subsidiaries:

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

    On August 15, 1996, the Company entered into a Stipulation and Consent Order with the Insurance Commissioner of the State of California which requires the Company's insurance subsidiaries to pay $1,928,370 in full payment of their Proposition 103 liabilities. The Proposition 103 refund checks were issued by the subsidiaries in January 1997.

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

Period                            High              Low            Dividends
------                            ----              ---            ---------
1994
     First Quarter                 $14 1/2          $12                 $.09
     Second Quarter                 14 1/4           12 1/2              .09
     Third Quarter                  13 7/8           12 1/8              .09
     Fourth Quarter                 12 3/8           11 1/8              .09

1995
     First Quarter                  15 1/4           11 3/4              .10
     Second Quarter                 15               14 1/8              .10
     Third Quarter                  15 1/8           14 1/4              .10
     Fourth Quarter                 18 1/4           14 7/8              .10

1996
     First Quarter                  15 3/8           13 3/8              .11
     Second Quarter                 13 7/8           11 3/4              .11
     Third Quarter                  12 1/2           11 1/2              .11
     Fourth Quarter                 13 3/4           11 1/4              .11


    On March 27, 1997, the closing price of the Company's Common Stock on the American Stock Exchange was $12.125 per share.

HOLDERS

    As of March 27, 1997, there were 341 holders of record of the Company's Common Stock. However, based on available information, the Company believes that the total number of stockholders, including beneficial stockholders, exceeds 1,000.

DIVIDENDS

    The Company began paying cash dividends in 1986. The Company's ability to pay cash dividends is subject to certain regulatory and contractual restrictions. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Notes 8 and 10 of Notes to Consolidated Financial Statements.

    In addition to regulatory and contractual restrictions, the payment, amount and timing of future dividends by the Company will depend upon the Company's operating results, overall financial condition, capital requirements and general business condition, as well as other factors deemed relevant by the Board of Directors.

ITEM 6.        SELECTED FINANCIAL DATA

    The selected data presented on page 20 under the captions "Summary of Earnings," "Year End Financial Position" and "Operating Ratios" for, and as of the end of, each of the years in the five year period ended December 31, 1996, are derived from the consolidated financial statements of Amwest Insurance Group, Inc. and subsidiaries, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1996 and 1995 and for each of the years in the three year period ended December 31, 1996 and the report thereon, are included elsewhere in this Annual Report on Form 10-K.


                                                   SELECTED FINANCIAL DATA
                                           (In thousands, except per share amounts)

                                                                              Year ended December 31,
                                                     1996           1995            1994            1993            1992
                                                -------------------------------------------------------------------------------
Summary of Earnings:
Net premiums earned                                 $   87,883      $   85,170      $   81,289      $   72,085       $  63,543
Underwriting expenses                                   97,712          89,644          80,960          73,663          62,666
Underwriting income (loss)                             (9,829)         (4,474)             329         (1,578)             877
Net investment income                                    6,807           7,863           7,337           6,430           7,063
Realized gains (losses)                                  2,201           2,176              65           2,331             950
Income (loss) before income taxes and
     extraordinary item                                (5,046)           4,498           6,393           4,948           6,322
Provision for income taxes                             (2,360)             829           1,352           1,001           1,297
Income before extraordinary item                       (2,686)           3,669           5,041           3,947           5,025
Extraordinary item                                           -               -               -           (249)               -
Net income                                         $   (2,686)      $    3,669      $    5,041      $    3,698      $    5,025
                                                ===============================================================================

Per share:
Income before extraordinary item                  $      (.80)      $     1.10      $     1.50      $     1.20      $     1.55
Extraordinary item                                           -               -               -           (.08)               -
Net income                                        $      (.80)      $     1.10      $     1.50      $     1.12      $     1.55
                                                ===============================================================================

Dividends                                         $       0.44      $     0.40      $     0.36      $     0.28      $     0.28
                                                ===============================================================================
Weighted average number of shares
         outstanding                                     3,350           3,341           3,350           3,299           3,251
                                                ===============================================================================

Year End Financial Position:
Total investments                                   $  120,265      $  131,014         134,047         131,209         116,539
Total assets                                           181,418         183,833         186,863         195,856         161,005
Bank indebtedness                                       12,500          12,500          12,500          12,500          12,264
Total stockholders' equity                              49,932          55,075          46,157          48,347          42,184
Average stockholders' equity                            52,504          50,616          47,252          45,266          39,973
Return on stockholders' equity                         (5.12%)           7.25%          10.67%           8.17%          12.57%

Operating Ratios:
Loss & loss adjustment expenses                         53.08%          41.41%          35.35%          39.49%          32.86%
Policy acquisition costs                                43.66%          44.70%          45.03%          40.13%          43.92%
General operating expenses                              14.45%          16.80%          19.21%          19.98%          21.85%
Other operating expenses                                     -           2.35%               -           2.59%               -
Combined ratios                                        111.18%         105.25%          99.60%         102.19%          98.62%


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    On March 14, 1996, the Company merged with Condor Services, Inc. in a transaction accounted for as a pooling of interests (the "Merger").The following analysis has been prepared as if Condor Services, Inc. ("CSI") were wholly owned for all periods presented herein.

RESULTS OF OPERATIONS

Year ended December 31, 1996 compared to year ended December 31, 1995

    Premiums written increased 3.3% from $94,184,000 in 1995 to $97,242,000 in 1996. The increase in premiums written is attributable primarily to court probate bonds subsequent to the Company's acquisition of Southern California Bonding, Inc. in March of 1996.

    Net premiums earned increased 3.2% from $85,170,000 in 1995 to $87,883,000 in 1996. The increase in net premiums earned reflects the increased premium writings.

    Net losses and loss adjustment expenses increased 32.3% from $35,265,000 in 1995 to $46,647,000 in 1996. This resulted in an increase in the loss and loss adjustment expense ratio from 41.4% in 1995 to 53.1% in 1996. The increased loss ratio is primarily attributable to an increase in the loss and loss adjustment expense ratio for contract performance and payment bonds from 40.3% in 1995 to 52.9% in 1996 as well as adverse loss experience on the Company's private passenger automobile program in the State of Arizona. The loss ratio on contract performance and payment bonds was negatively impacted by increased severity caused by a number of large losses reported in 1996. Such losses were not limited to any one geographic area. The adverse loss development on private passenger business in Arizona is due to general rate inadequacy for that program.

    Policy acquisition costs as a percentage of net premiums earned decreased from a ratio of 44.7% or $38,070,000 in 1995 to 43.7% or $38,367,000 in 1996.
The relatively constant ratio reflects the costs associated with producing contract and commercial surety business through the Company's network of 30 branch offices, as well as commissions and premium taxes on the Company's other product lines.

    General operating costs also decreased as a percentage of net premiums earned from 16.8% or $14,309,000 in 1995 to 14.5% or $12,698,000 in 1996. The
decrease  in  the  actual  amount  of  general   operating  costs  is  primarily
attributable to significantly reduced bonus accruals in 1996 due to the Company's 1996 results as well as efficiencies related to the merger between the Company and Condor Services, Inc. which occurred in March of 1996.

    On December 14, 1995 the Supreme Court of the State of California affirmed the decision of the Second District Court of Appeal overturning Insurance Code
Section 1861.135 which exempted the surety insurance industry from major provisions of proposition 103. Accordingly the Company is no longer exempted from the rate rollback and prior approval provisions contained in Proposition
103. The Company accrued $2,000,000 during the quarter ended December 31, 1995. On August 15, 1996, the Company entered into a Stipulation and Consent Order with the Insurance Commissioner of the State of California which required the Company's insurance subsidiaries to pay $1,928,370. The Proposition 103 refund checks were issued in January 1997.

    The Company's underwriting loss increased from $4,474,000 for the year ended December 31, 1995 to $9,829,000 for the year ended December 31, 1996. The combined ratio increased from 105.3% in 1995 to 111.2% in 1996. The increase in the underwriting loss is primarily attributable to increased losses on the contract performance and payment bond and Arizona private passenger automobile lines of business as discussed above.

    Interest expense decreased 5.4% from $1,056,000 in 1995 to $999,000 in 1996 due to an decrease in the average interest rate on the bank indebtedness. The $12,500,000 in outstanding indebtedness has a variable rate which averaged 7.8% during 1995 but decreased to an average rate of 7.4 % during 1996 due to fluctuations during 1996 in the London Interbank Offered Rate (LIBOR) which is used as the benchmark for the Company's rate on bank indebtedness. The interest rate on the Company's bank indebtedness at December 31, 1996 was 6.88 %.

    Collateral interest expense decreased 28.3% from $1,698,000 in 1995 to $1,218,000 in 1996. This decrease is attributed to an overall reduction in funds held as collateral during 1996. At December 31, 1995 and 1996, the collateral balances accrued interest daily at an average rate of 3.5% and 3.8% per annum, respectively.

    Net investment income and realized investment gains decreased 10.3% from $10,039,000 in 1995 to $9,008,000 in 1996. This decrease is primarily due to a decrease in the amount of invested assets from $131,014,000 at December 31, 1995 to $120,265,000 at December 31, 1996. Average annual yield on investments decreased from 5.7% in 1995 to 5.2% in 1996. Realized investment gains amounted to $2,176,000 during 1995 compared to $2,201,000 during 1996.

    Other revenue decreased 99.8% from $797,000 in 1995 to $2,000 in 1996. Included in this number for 1995 is revenue earned from independent third parties by the Company's subsidiary, Raven Claims Services. During 1996, the Company performed minimal loss adjusting activities for outside sources.

    Merger expenses of $710,000 was incurred in 1996 in connection with the Merger of CSI with and into Amwest Insurance Group, Inc. Subsequent to the Merger, the separate existence of CSI ceased. The Merger has been accounted for as a pooling of interests.

    Lease termination costs of $1,300,000 were incurred in 1996 in connection with the signing of a definitive agreement to terminate the Company's lease at its Corporate headquarters prior to its scheduled termination in August 1998. The Company's lease at its current headquarters will now terminate on June 30, 1997 at which time the Company intends to occupy a new facility in Calabasas, California at significantly reduced rental rates.

    Income (loss) before income taxes decreased from income of $4,498,000 in 1995 to a loss of $5,046,000 in 1996 due to the factors outlined above.

    The effective tax rate was 18.4% for the year ended December 31, 1995. The effective rate of the tax benefit for 1996 is 46.8%. The primary reason for the variance from the corporate income tax rate of 34% is tax advantage income received on a portion of the Company's investment portfolio.

    Net income (loss) decreased from income of $3,669,000 in 1995 to a loss of $2,686,000 in 1996 due to the factors outlined above.

Year ended December 31, 1995 compared to year ended December 31, 1994

    Premiums written remained relatively flat at $94,222,000 in 1994 as compared to $94,184,000 in 1995. No product line had significant changes in written premium from 1994 to 1995.

    Net premiums earned increased 4.8% from $81,289,000 in 1994 to $85,170,000 in 1995. The increase in net premiums earned reflects the increased premium writings in the latter half of 1994 which were earned during 1995. The Company earns premiums ratably over the estimated bond and/or policy terms.

    Net losses and loss adjustment expenses increased 22.7% from $28,737,000 in 1994 to $35,265,000 in 1995. This resulted in an increase in the loss and loss adjustment expense ratio from 35.5% in 1994 to 41.4% in 1995. The increased loss ratio is primarily attributable to an increase in the loss and loss adjustment expense ratio on the contract performance and payment bond product line from 26.0% in 1994 to 40.3% in 1995. The loss ratio on contract performance and payment bonds was negatively impacted by increased severity caused by a number of large losses reported in 1995. Such losses were not limited to any one geographic area.

    Policy acquisition costs as a percentage of net premiums earned remained relatively constant at a ratio of 45.0% or $36,607,000 in 1994 as compared to 44.7% or $38,070,000 in 1995.

    General operating costs also decreased as a percentage of net premiums earned from 19.2% or $15,616,000 in 1994 to 16.8% or $14,309,000 in 1995. The
decrease in the actual amount of general operating costs is primarily attributable to earthquake related charges and a loss on subleasing a portion of the Company's headquarters during 1994. No such charges were incurred during 1995.

    Underwriting income (loss) decreased from income of $329,000 for the year ended December 31, 1994 to an underwriting loss of $4,474,000 for the year ended December 31, 1995. Excluding the Proposition 103 accrual, the Company would have had an underwriting loss of $2,474,000 for the year ended December 31,1995. The reason for the underwriting loss is a combination of the facts previously discussed. The combined ratio increased from 99.6% in 1994 to 105.3% in 1995.

    Interest expense increased 25.7% from $840,000 in 1994 to $1,056,000 in 1995 due to an increase in the interest rate on the bank indebtedness. The $12,500,000 in outstanding indebtedness has a variable rate which averaged 6.7% during 1994 but increased to an average rate of 7.8% during 1995 due to higher average short term interest rates in 1995 versus 1994. The interest rate on the Company's bank indebtedness at December 31, 1995 was 7.9375%. Collateral interest expense decreased 11.6% from $1,921,000 in 1994 to $1,698,000 in 1995. This decrease is attributed to an overall reduction in funds held as collateral during 1995. At December 31, 1994 and 1995, the collateral balances accrued interest daily at an average rate of 3.9% and 3.5% per annum, respectively.

    Net investment income and realized investment gains (losses) increased 35.6% from $7,402,000 in 1994 to $10,039,000 in 1995. This increase is primarily due to an increase in realized gains on sales of investments from $65,000 in 1994 to $2,176,000 in 1995. This change of $2,111,000 was augmented by slightly higher yields on larger invested balances during 1995. Such higher yields were predominately attributable to investments made prior to the general decline in interest rates during 1995.

    Income before income taxes decreased 29.6% from $6,393,000 in 1994 to $4,498,000 in 1995 due to the factors outlined above. Excluding the Proposition 103 accrual income before income taxes increased to $6,498,000 in 1995. The Company's net income for 1995 includes a one time recovery of $890,000 related to previously misappropriated funds from Condor Insurance Company which was acquired in March of 1996 in a transaction accounted for as a pooling of interests.

    The effective tax rate was 21.2% for the year ended December 31, 1994 as compared to 18.4% for the year ended December 31,1995 . The lower effective tax rate in 1995 is attributed to a greater amount of income before income taxes derived from tax-advantaged securities in 1995.

    Net income decreased 27.2% from $5,041,000 in 1994 to $3,669,000 in 1995 due to the factors outlined above. Excluding the accrual of the Proposition 103 premium refund net income decreased by 1.0% to $4,989,000.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1996, the Company had total cash and cash equivalents and investments of $126,699,000. Included in these amounts is an aggregate of $29,928,000 in funds held as collateral which are shown as a liability on the Company's consolidated balance sheet. As of December 31, 1996, the Company's investment balances were comprised of $102,494,000 in fixed maturities held at market, $9,779,000 in common equity securities, $4,253,000 in preferred equity securities, $2,849,000 in other invested assets and $890,000 in short-term investments.

    The Company's off balance sheet collateral which primarily consists of irrevocable letters of credit and certificates of deposit declined from $228,428,000 at December 31, 1995 to $215,315,000 at December 31, 1996. This
decrease is primarily attributable to competitive market conditions and a decrease in contract performance and payment bond writings in 1996.

    In addition, cash collateral declined from $37,650,000 at December 31, 1995 to $29,928,000 at December 31, 1996. The Company reflects in its consolidated financial statements only funds received as collateral on which net earnings inure to the benefit of the Company. The decline in this amount is primarily attributed to decreased writings in those lines of business for which cash collateral is generally accepted. These include contractor's license bonds and sales tax bonds. The amount of cash collateral can also be impacted by the timing and payment of claims activity related to draws on irrevocable letters of credit and certificates of deposit.

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

    On August 6, 1993, the Company entered into a revolving credit agreement with Union Bank for $12,500,000 which refinanced the 1988 Loan. This loan was amended on April 24,1995 and again on July 10, 1996 to increase the amount available under the revolving line of credit from $12,500,000 to $15,000,000. The loan has a variable rate based upon fluctuations in the London Interbank Offered Rate (LIBOR) with amortizing principal payments beginning September 30, 1996 and maturing September 30, 2001. The interest rate at December 31, 1996 was 6.88%. The credit agreement contains certain financial covenants with respect to capital expenditures, business acquisitions, liquidity ratio, leverage ratio, tangible net worth, net profit and dividend payments.

    The Company is a party to a lease with Trillium/Woodland Hills regarding its corporate headquarters. During 1996, the Company signed of a definitive agreement to terminate the Company's lease at its Corporate headquarters prior to its scheduled termination in August 1998. The Company's lease at its current headquarters will now terminate on June 30, 1997. On January 26, 1996, the Company entered into a lease agreement for new home office space in the City of Calabasas, California. The expected occupancy date for this office space is June 1997. The lease term is for a period of 15 years and contains provisions for scheduled lease charges. The Company's minimum commitment with respect to this lease in 1997 is approximately $515,000. The Company also has the option to purchase this new home office building and land three years into the lease period at a predetermined rate for the building, with the value of land based on then existing market rates. See Note 12 of Notes to Consolidated Financial Statements.

    Other than the Company's obligations with respect to funds held as collateral, the Company's obligations to pay claims as they arise, the Company's commitments to pay principal and interest on the bank debt, the Company's obligation under Proposition 103 and lease expenses as noted above, the Company has no significant cash commitments.

    The Company believes that its cash flows from operations and other present sources of capital are sufficient to sustain its needs for the remainder of 1997.

    The Company generated $8,534,000, used $1,252,000 and generated $1,346,000 in cash from operating activities in the fiscal years ended December 31, 1994, 1995 and 1996, respectively. The Company used $12,394,000 and generated $10,363,000 and $8,741,000 in cash for investing activities for the fiscal years ended December 31, 1994, 1995 and 1996, respectively. The Company generated
$1,327,000,   and  used  $10,143,000  and  $8,885,000  in  cash  from  financing activities for the fiscal years ended December 31, 1994, 1995 and 1996, respectively. The cash used for investing activities in 1994 was funded principally by operating activities.

    The effect of inflation on the revenues and net income of the Company during all three periods discussed above was not significant.

    Certain statements contained in this Form 10-K regard matters which are not historical facts and are forward looking statements. Because such forward looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to: A decline in demand for surety bonds or specialty property and casualty insurance, the ineffectiveness of changes made by management, a deterioration in results of any of the Company's product lines, or a general economic decline. The Company undertakes no obligation to release publicly the results of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    For information regarding Directors and Executive Officers of the Registrant, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 30, 1997, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    For information regarding executive compensation, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 30, 1997, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    For information regarding security ownership of certain beneficial owners and management, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 30, 1997, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    For information regarding certain relationships and related transactions, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 30, 1997, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, and which is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    Financial Statements

        The index to the consolidated financial statements appears on page 38.

(b)    Reports on Form 8-K

        None.

(c)     Exhibits

       3.1 Restated Certificate of Incorporation of the Company as amended to date. (Incorporated by reference to Exhibit 3(3)(a) to the Company's Form 8-B Registration Statement No. 1-9580.)

       3.2 Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 of the Company's 1990 Form 10-K.)

       4.1      Specimen Common Stock Certificate. (Incorporated by reference to
                Exhibit 3(4) to the Company's Form 8-B Registration Statement No. 1-9580.)

       10.1 Lease Agreement dated April 1, 1986, by and between Amwest Insurance Group, Inc. and Trillium/Woodland Hills.
                (Incorporated by reference to Exhibit 10.9 to the Company's 1986 Form 10-K.)

       10.2 First amendment to Lease Agreement dated January 30, 1987, by and between Amwest Insurance Group, Inc. and
                Trillium/Woodland Hills.  (Incorporated by reference to Exhibit
                10.13 to the Company's 1987 Form 10-K.)

       10.3 Second amendment to Lease Agreement dated June 11, 1987, by and between Amwest Insurance Group, Inc. and
                Trillium/Woodland Hills. (Incorporated by reference to 10.14 to the Company's 1987 Form 10-K.)

       10.4 Third amendment to Lease Agreement dated September 1, 1988, by and between Amwest Insurance Group, Inc. and
                Trillium/Woodland Hills.  (Incorporated by reference to Exhibit
                10.15 to the Company's 1988 Form 10-K.)

       10.5 Reinsurance Binder dated October 13, 1988 by and between Condor Services, Inc. and Transamerica Reinsurance
                Company (Incorporated by reference to Exhibit 10.8 to the Condor Services, Inc. Registration Statement).

       10.6 Agreement for Semi-Automatic Facultative Reinsurance Agreement by and between Condor Insurance Company and General Reinsurance Corporation (Incorporated by reference to Exhibit 10.11 to the Condor Services, Inc.
                Registration Statement).

       10.7 Memorandum of Reinsurance dated October 23, 1989, as amended by Addendum Number 1 dated December 21, 1989 and Addendum Number 2 dated February 1, 1990, regarding Property Catastrophe Excess of Loss Reinsurance Agreement between Transamerica Reinsurance Company and Condor Insurance Company (Incorporated by reference to Exhibit 10.15 to Condor Services, Inc.'s 1989 Form' 10-K).

       10.8 Memorandum of Reinsurance dated October 23, 1989, as amended by Addendum Number 1 dated November 22, 1989, Addendum Number 2 dated December 21, 1989 and Addendum Number 3 dated February 1, 1990, regarding Casualty Excess of Loss Reinsurance Agreement between Transamerica Reinsurance Company and Condor Insurance Company (Incorporated by reference to Exhibit 10.16 to Condor Services, Inc.'s 1989 Form 10-K).

       10.9 Memorandum of Reinsurance dated October 23, 1989, as amended by Addendum Number 1 dated December 15, 1989, Addendum Number 2 dated December 21, 1989 and Addendum Number 3 dated February 1, 1990, regarding the Property Quota Share Reinsurance Agreement between Transamerica Reinsurance Company and Condor Insurance
                Company Incorporated by reference to Exhibit 10.17 to Condor Services, Inc.'s 1989 Form 10-K).

       10.10 Memorandum of Reinsurance dated October 23, 1989, as amended by Addendum Number 1 dated November 22, 1989, Addendum Number 2 dated December 21, 1989, Addendum Number 3 dated January 15, 1990, Addendum Number 4 dated January 15, 1990, and Addendum Number 5 dated February 1, 1990, regarding the Casualty Quota Share Reinsurance Agreement between Transamerica Reinsurance Company and Condor Insurance Company (Incorporated by reference to Exhibit 10.18 to Condor Services, Inc.'s 1989 Form 10-K).

       10.11 Fourth amendment to Lease Agreement dated November 20, 1989, by and between Amwest Insurance Group, Inc. and
                Trillium/Woodland Hills. (Incorporated by reference to 10.15 to the Company's 1989 Form 10-K.)

       10.12 Fifth amendment to Lease Agreement dated December 20, 1989, by and between Amwest Insurance Group, Inc. and
                Trillium/Woodland Hills. (Incorporated by reference to 10.16 to the Company's 1989 Form 10-K.)

       10.13 Sixth amendment to Lease Agreement dated December 31, 1989, by and between Amwest Insurance Group, Inc. and
                Trillium/Woodland Hills. (Incorporated by reference to 10.17 to the Company's 1989 Form 10-K.)

       10.14 Memorandum of Reinsurance dated June 6, 1990 regarding modification of Excess Open Lot Automatic Agreement between Condor Insurance Company and General Reinsurance (Incorporated by reference to Exhibit 10.25 to Condor Services, Inc.'s 1990 Form 10-K).

       10.15 Third-party administrative support service agreement for California Non-CAIP Assigned Risk Automobile (Incorporated by reference to Exhibit 10.28 to Condor Services, Inc.'s 1991 Form 10-K).

       10.16 Memorandum of Reinsurance dated December 1, 1990 regarding the Property Quota Share Reinsurance Agreement Between Prudential Reinsurance Company, The General Security Assurance Corporation of New York, Insurance Corporation of Hanover and Republic Western Insurance Company (Incorporated by reference to Exhibit
                10.24 to Condor Services, Inc.'s 1990 Form 10-K).

       10.17 Reinsurance Treaty dated May 1, 1991 for Semi-automatic Property Catastrophic cover with General Reinsurance (Incorporated by reference to Exhibit 10.30 to Condor Services, Inc.'s 1991 Form 10-K).

       10.18 Reinsurance Treaty dated May 1, 1991 for Property Quota Share with Republic Western, Insurance Corporation of Hanover, Prudential Reinsurance and General Security Assurance Corporation of New York (Incorporated by reference to Exhibit
                10.31 to Condor Services, Inc.'s 1991 Form 10-K).

       10.19 Reinsurance Treaty dated May 1, 1991 for Property Catastrophic Excess of Loss with various underwriting members of Lloyd's (Incorporated by reference to Exhibit 10.32 to Condor Services, Inc.'s 1991 Form 10-K).

       10.20 Reinsurance Treaty dated May 1, 1991 for Excess of Loss with Gerling Global Reinsurance Corporation and Republic Western Insurance Company (Incorporated by reference to Exhibit 10.33 to Condor Services, Inc.'s 1991 Form 10-K).

       10.21 Reinsurance Treaty dated May 1, 1991 for Second Casualty Excess with Lloyd's and various London company markets (Incorporated by reference to Exhibit 10.34 to Condor Services, Inc.'s 1991 Form 10-K).

       10.22 Reinsurance Treaty dated May 1, 1991 for First Casualty Excess of Loss domestic placement with Gerling Global Reinsurance Corporation and Republic Western Insurance Company (Incorporated by reference to Exhibit 10.35 to Condor Services, Inc.'s 1991 Form 10-K).

       10.23 Reinsurance Treaty dated May 1, 1991 for First Casualty Excess of Loss, foreign placement with Lloyds and various London company markets (Incorporated by reference to Exhibit 10.36 to Condor Services, Inc.'s 1991 Form 10-K).

       10.24 Contract between the Company and Hewlett-Packard Company, dated September 16, 1991. (Incorporated by reference to Exhibit 10.22 to the Company's 1991 Form 10-K.)

       10.25 Memorandum of Reinsurance dated October 1, 1991 for Facultative Casualty with Transatlantic Reinsurance and USF Reinsurance (Incorporated by reference to Exhibit 10.29 to Condor Services, Inc.'s 1991 Form 10-K).

       10.26 Memorandum of Reinsurance dated March 16, 1992, effective October 1, 1991; Third Casualty Excess of Loss Reinsurance with 91.67% Transatlantic Reinsurance Company and 8.33% USF Re Insurance Company (Incorporated by reference to Exhibit 10.39 to Condor Services, Inc.'s 1992 Form 10-K).

       10.27 Lease Agreement dated June 16, 1992 by and between Amwest Insurance Group, Inc. and Hewlett-Packard Company. (Incorporated by reference to Exhibit 10.18 to the Company's 1992 Form 10-K.)

       10.28    Investment  Management  Agreement  between  the  Company and AAM
                Advisors,   Inc.,  dated  August  11,  1992.   (Incorporated  by
                reference to Exhibit 10.21 to the Company's 1992 Form 10-K.)

       10.29 Contract between the Company and Scudder, Stevens & Clark, Inc., dated August 13, 1992. (Incorporated by reference to Exhibit
                10.22 to the Company's 1992 Form 10-K.)

       10.30 First Excess of Loss Reinsurance Contract effective October 1, 1992 issued to Amwest Surety Insurance Company and Far West Insurance Company by a group of reinsurers lead by Kemper Reinsurance Company. (Incorporated by reference to Exhibit 10.19 to the Company's 1992 Form 10-K.)

       10.31 Notice of Commencement Date dated December 9, 1992 regarding Lease dated December 1, 1991 between Condor Services, Inc. and Continental Development (Incorporated by reference to Exhibit
                10.37 to Condor Services, Inc.'s 1992 Form 10-K).

       10.32 Memorandum of Reinsurance dated July 23, 1993 regarding First Casualty Excess of Loss Reinsurance Agreement between Condor Insurance Company and Gerling Global Reinsurance Corporation, U.S. Branch, The Reinsurance Corporation of New York, Republic Western Insurance Company, and USF Re Insurance Company (Incorporated by reference to Exhibit 10.40 to Condor Services, Inc.'s 1993 Form 10-K).

       10.33 Memorandum of Reinsurance dated July 23, 1993 regarding Second Casualty Excess of Loss Reinsurance Agreement between Condor Insurance Company and Gerling Global Reinsurance Corporation, U.S. Branch, The Reinsurance Corporation of New York, Republic Western Insurance Company, Insurance Corporation of Hanover, and USF Re Insurance Company (Incorporated by reference to Exhibit
                10.41 to Condor Services, Inc.'s 1993 Form 10-K).

       10.34 Memorandum of Reinsurance dated July 23, 1993 regarding Property Auto Physical Damage First Funded Catastrophe Excess of Loss Reinsurance Agreement between Condor Insurance Company and
                Gerling Global Reinsurance Corporation, U.S. Branch, AXA Reinsurance Company, Employers Mutual Casualty Company, and USF Re Insurance Company (Incorporated by reference to Exhibit 10.42 to the Condor Services, Inc.'s 1993 Form 10-K).

       10.35 Memorandum of Reinsurance dated August 3, 1993 regarding Addendum No. 2 to the Property Package/Marine 60% Quota Share of $500,000 Agreement between Condor Insurance Company and Republic Western Insurance Company (Incorporated by reference to Exhibit
                10.43 to Condor Services, Inc.'s 1993 Form 10-K).

       10.36 Revolving Credit Agreement dated August 6, 1993 between Amwest Insurance Group, Inc. and Union Bank.
                (Incorporated by reference to Exhibit 10.13 to the Company's 1993 Form 10-K.)

       10.37 First Amendment to the First Excess of Loss Reinsurance Contract effective October 1, 1993. (Incorporated by reference to Exhibit
                10.14 to the Company's 1993 Form 10-K.)

       10.38 Semiautomatic Bond Quota Share Reinsurance Contract effective October 1, 1993 issued to Amwest Surety Insurance Company by Kemper Reinsurance Company and Underwriters Reinsurance Company. (Incorporated by reference to Exhibit 10.15 to the Company's 1993 Form 10-K.)

       10.39 Semiautomatic Contract Surety Reinsurance Agreement effective March 1, 1994 issued to Amwest Surety Insurance Company and Far West Insurance Company by a group of reinsurers lead by Kemper Reinsurance Company. (Incorporated by reference to Exhibit 10.17 to the Company's 1994 Form 10-K.)

       10.40 Memorandum of Reinsurance dated June 17, 1994 regarding First Casualty Excess of Loss Reinsurance Agreement between Condor Insurance Company and Gerling Global Reinsurance Corporation, U.S. Branch, The Reinsurance Corporation of New York, Republic Western Insurance Company and USF Re Insurance Company (Incorporated by reference to Exhibit 10.48 to Condor Services, Inc.'s 1994 Form 10-K).

       10.41 Memorandum of Reinsurance dated June 17, 1994 regarding Second Casualty Excess of Loss Reinsurance Agreement between Condor Insurance Company and Gerling Global Reinsurance, The Reinsurance Corporation of New York, Republic Western Insurance Company and USF Re Insurance Company (Incorporated by reference to Exhibit 10.49 to Condor Services, Inc.'s 1994 Form 10-K).

       10.42 First Excess of Loss Reinsurance Contract effective October 1, 1994 issued to Amwest Surety Insurance Company and Far West Insurance Company by a group of reinsurers lead by Kemper Reinsurance Company. (Incorporated by reference to Exhibit 10.16 to the Company's 1994 Form 10-K.)

       10.43 Memorandum of Reinsurance dated October 21, 1994 regarding Excess of Loss Reinsurance of Commercial Property Business Agreement between Condor Insurance Company and General Reinsurance Corporation (Incorporated by reference to Exhibit
                10.50 to Condor Services, Inc.'s 1994 Form 10-K).

       10.44 First amendment to the Revolving Credit Agreement (Incorporated by reference to Exhibit 19.1 to the Company's
                March 31, 1995 Form 10-Q.)

       10.45    Memorandum  of  Reinsurance  dated May 1, 1995  regarding  First
                Excess of Loss Reinsurance Agreement between Condor Insurance Company and Christiania General Insurance Corporation of New York, Gerling Global Reinsurance Corporation, U.S. Branch, Republic Western Insurance Company and USF Re Insurance Company. (Incorporated by reference to Exhibit 10.54 to Condor Services, Inc.'s 1995 Form 10-K.)

       10.46 Memorandum of Reinsurance dated May 1, 1995 regarding Second Excess Casualty of Loss Reinsurance between Condor Insurance Company and Christiania General Insurance Corporation of New York, Gerling Global Reinsurance Corporation, U.S. Branch, Republic Western Insurance Company and USF Re Insurance Company. (Incorporated by reference to Exhibit 10.55 to Condor Services, Inc.'s 1995 Form 10-K.)

       10.47 Memorandum of Reinsurance dated May 1, 1995 regarding Contingent Excess of Loss Reinsurance between Condor Insurance Company and Christiania General Insurance Corporation of New York, Folksamerica Reinsurance Company, Gerling Global Reinsurance Corporation, U.S. Branch, The Mercantile and General Reinsurance Company of America, Republic Western Insurance Company, SOREMA North America Reinsurance Company, TOA-RE Insurance Company of America, USF RE Insurance Company. (Incorporated by reference to
                Exhibit 10.56 to Condor Services, Inc.'s 1995 Form 10-K.)

       10.48 Agreement and Plan of Merger dated November 30, 1995 by and between the Amwest Insurance Group, Inc. and
                Condor Services, Inc., a Delaware corporation (Incorporated by reference to Annex A to the Company's Form S-4
                Registration Statement No. 333-00119.)

       10.49 Stockholder Agreement dated November 30, 1995 by and between the Amwest Insurance Group, Inc. and Guy A. Main, stockholder of Condor Services, Inc. (Incorporated by reference to Annex B to the Company's Form S-4
                Registration Statement No. 333-00119.)

       10.50 First Amendment to office lease dated January 10, 1996 between Condor Services, Inc. and Continental Development Corporation, amending office lease filed as Exhibit 10.27 hereto (Incorporated by reference to Exhibit 10.53 to Condor Services, Inc.'s 1995 Form 10-K.)

       10.51 Lease Agreement dated January 24, 1996 by and between Amwest Insurance Group, Inc. and ACD2, a California corporation (Incorporated by reference to 10.24 to the Company's Form S-4 Registration Statement No. 333-00119)

       10.52 Option Agreement dated January 24, 1996 by and between Amwest Insurance Group, Inc. and ACD2, a California corporation (Incorporated by reference to 10.25 to the Company's Form S-4 Registration Statement No. 333-00119)

       10.53 Casualty Excess of Loss Reinsurance Contract effective July 1, 1996 issued to Condor Insurance Company, Amwest Surety Insurance Company and Far West Insurance Company by a group of reinsurers led by Gerling Global Reinsurance Corporation.

       10.54 Contingent Excess of Loss Reinsurance Contract effective July 1, 1996 issued to Co Condor Insurance Company, Amwest Surety Insurance Company and Far West Insurance Company by a group of reinsurers led by SOREMA North America Reinsurance Company.

       10.55 Restated Revolving Credit Agreement dated July 10, 1996 between Amwest Insurance Group, Inc. and Union Bank of
                California, N.A.

       10.56 Excess of Loss Reinsurance Contract effective October 1, 1996 issued to Amwest Surety Insurance Company by a group of reinsurers lead by Kemper Reinsurance Company.

       10.57 Aggregate Excess of Loss Reinsurance Contract effective January 1, 1997 issued to Amwest Surety Insurance Company and Far West Insurance Company by Underwriters Reinsurance Company (Barbados) Inc.

       Management Contracts and Compensatory Plans: (10.23 through 10.27)

       10.58 Stock Option Plan of the Company, as amended. (Incorporated by reference to Exhibit 4.1 to the Company's Form
                S-8 Registration Statement No. 33-82178.)

       10.59 Form of Indemnity Agreement between the Company and Individual Directors and Certain Officers Designated by the Company's Board of Directors. (Incorporated by reference to Exhibit 3(10) to the Company's Form 8-B
                Registration Statement No. 1-9580.)

       10.60 Form of Senior Executive Severance Agreement entered into by the Company and certain officers. (Incorporated by reference to 10.20 to the Company's 1989 Form 10-K.)

       10.61 Rights Agreement dated as of May 10, 1989 executed by the Company and Bankers Trust Company of California, N.A., as rights agent. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form 8-A dated May 11, 1989.)

       10.62 Non-Employee Director Stock Option Plan of the Company. (Incorporated by reference to Exhibit 4.2 to the Company's Form S-8 Registration Statement No. 33-82178.)

       10.63 Separation Agreement and General and Special Release of Claims by and between Arthur F. Melton and Amwest Insurance Group, Inc. Amwest Surety Insurance Company and Far West Insurance Company.

       11.1     Statement regarding computation of per share earnings.  (See
                Note 1 of Notes to Consolidated Financial Statements.)

       21.1 List of Subsidiaries of Registrant. (Incorporated by reference to Exhibit 3(22) to the Company's Form 8-B
                Registration Statement No. 1-9580.)

       23.1 Consent of KPMG Peat Marwick LLP for incorporation by reference of their opinion to the Registration
                Statements Nos. 33-11020, 33-24243, 33-38128 and 33-82178 on
                Form S-8 and in Registration Statements Nos.
                33-28645 and 33-37984 on Form S-3 of Amwest Insurance Group, Inc. (See page 71 of the Consolidated Financial
                Statements.)

 (d) Schedules

                Independent Auditors' Report.

                Index to financial statement schedules.

   Schedule              Caption

        I Summary of Investments-Other Than Investments in Related Parties at December 31, 1996.

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


                                                 AMWEST INSURANCE GROUP, INC.



    Date: March 28, 1997                      By: /s/  JOHN E. SAVAGE
                                                  -------------------

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



      Signature                          Title                         Date

                                Chairman of the Board and
                               Co- Chief Executive Officer
/s/  RICHARD H. SAVAGE        (Principal Executive Officer)        March 28,1997
------------------------
     Richard H. Savage

                           President, Chief Operating Officer,
                        Co- Chief Executive Officer and Director
/s/  JOHN E. SAVAGE                                                March 28,1997
------------------------
     John E. Savage

                         Senior Vice President, Chief Financial
                             Officer, Treasurer and Director
                           (Principal Financial and Principal
/s/  STEVEN R. KAY                 Accounting Officer)             March 28,1997
------------------------
     Steven R. Kay


/s/  ARTHUR F. MELTON                   Director                   March 28,1997
------------------------
     Arthur F. Melton


/s/  THOMAS R. BENNETT                  Director                   March 28,1997
------------------------
     Thomas R. Bennett


/s/  BRUCE A. BUNNER                    Director                   March 28,1997
------------------------
     Bruce A. Bunner


/s/  EDGAR L. FRASER                    Director                   March 28,1997
------------------------
     Edgar L. Fraser


/s/  JONATHAN K. LAYNE                  Director                   March 28,1997
------------------------
     Jonathan K. Layne


/s/  CHARLES L. SCHULTZ                 Director                  March 28, 1997
------------------------
     Charles L. Schultz

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                        Page

Independent Auditors' Report                                             39

Consolidated Financial Statements:

     Consolidated Statements of Operations for the Years
          Ended December 31, 1995, 1994 and 1993                         40

     Consolidated Balance Sheets as of December 31, 1995 and 1994        41

     Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1995, 1994 and 1993                               43

     Consolidated Statements of Changes in Stockholders' Equity
          for the Years Ended December 31, 1995, 1994 and 1993           45

     Notes to Consolidated Financial Statements                          46

                          INDEPENDENT AUDITORS' REPORT







To the Board of Directors and Stockholders
Amwest Insurance Group, Inc.:

     We have audited the accompanying consolidated balance sheets of Amwest Insurance Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the years in the three year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amwest Insurance Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles.



Los Angeles, California
February 21, 1997


                                                KPMG PEAT MARWICK LLP


                                    AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                               (Dollars in thousands, except share and per share data)

                                                                     Years ended December 31,
                                                             1996              1995             1994
                                                     ----------------- ---------------- -----------------
Underwriting Revenues:
     Net premiums written                                   $  89,325        $  82,814         $  84,093
     Net change in unearned premiums                          (1,442)            2,356           (2,804)
                                                     ----------------- ---------------- -----------------

         Net premiums earned                                   87,883           85,170            81,289
                                                     ----------------- ---------------- -----------------

Underwriting Expenses:
     Net losses and loss adjustment expenses                   46,647           35,265            28,737
     Policy acquisition costs                                  38,367           38,070            36,607
     General operating costs and expenses                      12,698           14,309            15,616
     Proposition 103 expense                                        -            2,000                 -
                                                     ----------------- ---------------- -----------------

 Total underwriting expenses                                   97,712           89,644            80,960
                                                     ----------------- ---------------- -----------------

              Underwriting income (loss)                      (9,829)          (4,474)               329

Interest expense                                                (999)          (1,056)             (840)
Collateral interest expense                                   (1,218)          (1,698)           (1,921)
Merger expense                                                  (710)                -                 -
Lease termination cost                                        (1,300)                -                 -
Recovery on misappropriation of funds                               -              890                 -
Net investment income                                           6,807            7,863             7,337
Net realized gains                                              2,201            2,176                65
Other revenue                                                       2              797             1,423
                                                     ----------------- ---------------- -----------------

     Income (loss) before income taxes and
          extraordinary item                                  (5,046)            4,498             6,393
                                                     ----------------- ---------------- -----------------

Provision for income taxes (benefit):
     Current                                                  (1,947)            2,044               975
     Deferred                                                   (413)          (1,215)               377
                                                     ----------------- ---------------- -----------------

         Total provision for income taxes (benefit)           (2,360)              829             1,352
                                                     ----------------- ---------------- -----------------

              Net income (loss)                           $   (2,686)       $    3,669        $    5,041
                                                     ================= ================ =================

Earnings Per Common Share:
         Net income (loss)                              $       (.80)      $      1.10       $      1.50
                                                     ================= ================ =================

Weighted average number of common
     shares outstanding                                     3,349,458        3,340,851         3,350,118

          See accompanying notes to consolidated financial statements.


                                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEETS

                                             (Dollars in thousands)

                                                                                             December 31,
                                                                                        1996             1995
                                                                                ----------------- ----------------
                               ASSETS
Investments:
     Fixed maturities, available-for-sale (amortized cost of
         $101,799 and $114,792 at December 31, 1996 and 1995,
         respectively)                                                               $   102,494       $  117,191

     Common equity securities, available-for-sale (cost of $7,217
         and $6,630 at December 31, 1996 and 1995, respectively)                           9,779            8,689

     Preferred equity securities, available-for-sale (cost of $3,971
         and $3,485 at December 31, 1996 and 1995, respectively)                           4,253            3,592

     Other invested assets (cost of $2,667 and $703 at December 31,
         1996 and 1995, respectively)                                                      2,849              797

     Short-term investments                                                                  890              745
                                                                                ----------------- ----------------

         Total investments                                                               120,265          131,014

Cash and cash equivalents                                                                  6,434            5,232
Accrued investment income                                                                  1,399            1,573
Agents' balances and premiums  receivable (less allowance
     for doubtful  accounts of $446 and $436 at
     December 31, 1996 and 1995, respectively)                                            10,882            9,356
Reinsurance recoverable:
     Paid loss and loss adjustment expenses                                                2,749              865
     Unpaid loss and loss adjustment expenses                                              6,443            7,669
Ceded unearned premiums                                                                    1,849            2,941
Deferred policy acquisition costs                                                         16,101           13,885
Furniture, equipment and improvements, net                                                 4,747            3,311
Current Federal income taxes receivable                                                    2,802                7
Other assets                                                                               7,747            7,980
                                                                                ----------------- ----------------

     Total assets                                                                    $   181,418       $  183,833
                                                                                ================= ================


                                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS (Continued)

                             (Dollars in thousands, except share and per share data)

                                                                                             December 31,
                                                                                        1996              1995
                                                                                ----------------- ----------------
                             LIABILITIES

Unpaid losses and loss adjustment expenses                                          $     42,009      $    31,915

Unearned premiums                                                                         33,939           33,589

Funds held as collateral                                                                  29,928           37,650

Deferred Federal income taxes                                                              1,842            2,497

Bank indebtedness                                                                         12,500           12,500

Amounts due to reinsurers                                                                    345            2,188

Other liabilities                                                                         10,923            8,419
                                                                                ----------------- ----------------

     Total liabilities                                                                   131,486          128,758
                                                                                ----------------- ----------------

                        STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 1,000,000 shares authorized: issued
     and outstanding; none                                                                     -                -

Common stock, $.01 par value, 10,000,000 shares authorized: issued and outstanding; 3,326,002 at December 31, 1996 and 3,335,607
     at December 31, 1995                                                                     33               33

Additional paid-in capital                                                                16,827           17,204

Net unrealized appreciation of investments carried at market, net of
     income taxes                                                                          2,456            3,074

Retained earnings                                                                         30,616           34,764
                                                                                ----------------- ----------------

     Total stockholders' equity                                                           49,932           55,075
                                                                                ----------------- ----------------

         Total liabilities and stockholders' equity                                  $   181,418       $  183,833
                                                                                ================= ================

          See accompanying notes to consolidated financial statements.


                                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                Increase (Decrease) in Cash and Cash Equivalents

                                             (Dollars in thousands)

                                                                              Years ended December 31,
                                                                       1996             1995              1994
                                                               ---------------- ----------------- ----------------
Cash flows from operating activities:
     Net income (loss)                                             $   (2,686)       $     3,669      $     5,041
     Adjustments to reconcile net income to cash provided by
     operating activities:
         Change in agents' balances, premiums receivable and
              unearned premiums                                        (1,176)           (2,580)            2,841
         Change in accrued investment income                               174               326              190
         Change in unpaid losses and loss adjustment expenses           10,094           (2,738)         (11,830)
         Change in reinsurance recoverables and ceded
              unearned premiums                                            434             (446)           10,630
         Change in amounts due to reinsurers                           (1,843)               917              429
         Change in reinsurance funds held, net                               -               115            (230)
         Change in other assets and other liabilities                    2,737             (652)              407
         Change in income taxes, net                                   (3,132)           (1,160)              681
         Change in deferred policy acquisition costs                   (2,216)             1,630          (1,592)
         Net realized (gain) loss on sale of investments               (2,295)           (2,078)              269
         Net realized loss on sale of fixed assets                          44                 7                1
         Equity securities, trading
              Purchases                                                      -          (26,644)         (13,895)
              Sales                                                          -            26,959           13,703
         Provision for depreciation and amortization                     1,261             1,423            1,889
                                                               ---------------- ----------------- ----------------
              Net cash provided (used) by operating
                  activities                                             1,396           (1,252)            8,534
                                                               ---------------- ----------------- ----------------

Cash flows from investing activities:
     Cash received from investments sold, matured, called or repaid:
              Investments held-to-maturity                                   -                 -            1,604
              Investments available-for-sale                            66,561           106,250           67,033
     Cash paid for investments acquired:
         Investments held-to-maturity                                        -                 -          (2,027)
         Investments available-for-sale                               (55,197)          (93,703)         (78,492)
     Accretion of premium on bonds                                          68             (779)            1,028
     Capital expenditures, net                                         (2,741)           (1,405)          (1,540)
                                                               ---------------- ----------------- ----------------
         Net cash provided (used) by investing activities                8,691            10,363         (12,394)
                                                               ---------------- ----------------- ----------------
Cash flows from financing activities:
     Proceeds from issuance of common stock                                299               448              110
     Repurchase of common stock                                              -             (375)            (467)
     Change in funds held as collateral                                (7,722)           (9,276)            2,536
     Dividends paid                                                    (1,462)             (940)            (852)
                                                               ---------------- ----------------- ----------------
         Net cash provided (used) by financing activities              (8,885)          (10,143)            1,327
                                                               ---------------- ----------------- ----------------

Net increase (decrease) in cash and cash equivalents                     1,202           (1,032)          (2,533)
Cash and cash equivalents at beginning of year                           5,232             6,264            8,797
                                                               ---------------- ----------------- ----------------
Cash and cash equivalents at end of year                           $     6,434       $     5,232      $     6,264
                                                               ================ ================= ================



Supplemental disclosure of cash flow information:
     Cash paid during the year for:
         Interest                                                  $     2,217       $     2,754      $     2,761
         Income taxes                                                      848             2,133            1,004

     Cash received during the year on:
         Investments sold                                           $   59,093        $   81,362       $   63,391
         Investments held to maturity                                    7,468            24,888            5,246


          See accompanying notes to consolidated financial statements.


                                         AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                           (Dollars in thousands, except share data)

                                         Years ended December 31, 1996, 1995, and 1994

                                                                                         Net
                                                                                      unrealized
                                                                                     appreciation
                                                 Common stock                       (depreciation)
                                             -----------------------
                                                            $.01      Additional          of                           Total
                                             Shares issued  par         paid-in      investments      Retained     stockholders'
                                                             value      capital       carried at      earnings         equity
                                                                                        market
                                             -------------- -------- -------------- --------------- -------------- --------------

Balance at December 31, 1993                     3,349,964       33         17,489           2,981         27,845         48,348
    Repurchase of common stock                    (43,622)      (1)          (467)               -              -          (468)
    Issuance of common stock pursuant to
        the exercise of options                     12,650        1            110               -              -            111
    Change in net unrealized depreciation
        of investments carried at market                 -        -              -         (6,023)              -        (6,023)
    Cash dividends                                       -        -              -               -          (852)          (852)
    Net income                                           -        -              -               -          5,041          5,041
                                             -------------- -------- -------------- --------------- -------------- --------------

Balance at December 31, 1994                     3,318,992       33         17,132         (3,042)         32,034         46,157
    Repurchase of common stock                    (32,260)        -          (376)               -              -          (376)
    Issuance of common stock pursuant to
        the exercise of options                     48,875        -            448               -              -            448
    Change in net unrealized appreciation
        of investments carried at market                 -        -              -           6,116              -          6,116
    Cash dividends                                       -        -              -               -          (939)          (939)
    Net income                                           -        -              -               -          3,669          3,669
                                             -------------- -------- -------------- --------------- -------------- --------------

Balance at December 31, 1995                     3,335,607       33         17,204           3,074         34,764         55,075
    Retirement of shares pursuant to
        completion of merger                      (48,680)        -          (676)               -              -          (676)
    Issuance of common stock pursuant to
        the exercise of options                     39,075        -            299               -              -            299
    Change in net unrealized depreciation
        of investments carried at market                 -        -              -           (618)              -          (618)
    Cash dividends                                       -        -              -               -        (1,462)        (1,462)
    Net loss                                             -        -              -               -        (2,686)        (2,686)
                                             -------------- -------- -------------- --------------- -------------- --------------

Balance at December 31, 1996                     3,326,002       33         16,827           2,456         30,616         49,932
                                             ============== ======== ============== =============== ============== ==============

          See accompanying notes to consolidated financial statements.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1996, 1995, and 1994




(1)            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Amwest Insurance Group, Inc., (the "Company") through its wholly-owned insurance subsidiaries, is primarily engaged in underwriting surety bonds nationwide, commercial automobile insurance in the State of California and, to a lesser extent, other property and casualty coverages in several western states. The surety bonds are underwritten through the Company's 30 branch offices, 5 of which are located in California and the balance of which are located in 20 other states. In 1996 and 1995, respectively, the Company's business generated in California was 38.3% and 40.1%.

On March 14, 1996, the Company completed its previously announced merger with Condor Services, Inc. ("Condor Services"), an insurance holding company. In the merger, each outstanding share of Condor Services' common stock (other than shares owned by Condor Services as treasury stock or by the Company) were converted into the right to receive 0.5 of share of the Company's common stock. In connection with the merger, the Company issued 992,000 shares of common stock.

The merger has been accounted for under the pooling of interests method. Accordingly, all financial information presented herein for all periods includes Condor Services on a historical cost basis. Additionally, share and per share data presented in these financial statements reflect the retroactive effects of the merger with Condor Services.

On March 1, 1996, the Company purchased Southern California Bonding Services, Inc., a California corporation. The purchase price was immaterial.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Amwest Insurance Group, Inc. and its wholly-owned subsidiaries, Amwest Surety Insurance Company ("Amwest Surety"), Far West Insurance Company ("Far West"), Far West Bond Services ("FWBS"), Condor Insurance Company ("Condor"), Raven Claims Services ("Raven") and Southern California Bonding Services, Inc. The consolidated financial statements have been prepared in conformity with generally accepted accounting principals ("GAAP") which differ in some respects from those followed in reports to insurance regulatory authorities. All material intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Deferred Policy Acquisition Costs

Acquisition costs related to unearned premiums, consisting of commissions, premium taxes, salaries and other acquisition costs, are deferred and amortized to income ratably over the estimated term of the bond or the effective period of the policy. These costs vary with and are related to the production of business. Deferred acquisition costs are limited to the estimated future profit, based on the anticipated losses and loss adjustment expenses, maintenance costs and investment income.

Policy acquisition costs incurred and amortized to income are as follows:

                                                Years ended December 31,
                                        1996              1995             1994
                                                 (Dollars in thousands)
                                   ---------------------------------------------------

Balance at beginning of year            $   13,885        $   15,515       $   13,923
Costs deferred during the year              40,583            36,440           38,199
Amortization charged to expense           (38,367)          (38,070)         (36,607)
                                   ---------------- ----------------- ----------------

Balance at end of year                  $   16,101        $   13,885       $   15,515
                                   ================ ================= ================


Earnings Per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding, adjusted for stock options which are considered common stock equivalents. Weighted average number of common shares outstanding for the years ended December 31, 1995 and 1994 are based upon Amwest Insurance Group, Inc. and Condor Services, Inc.'s combined historical weighted average shares, after adjustment of Condor Services, Inc.'s historical number of shares as converted and excluding any Condor Services, Inc.'s shares held in treasury or owned by the Company.

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

Funds Held as Collateral

The Company accepts various forms of collateral for issuance of its surety bonds, including cash, trust deeds or mortgages on real property, irrevocable letters of credit, certificates of deposit, savings accounts and publicly traded securities. The Company's policy is to record in the accompanying consolidated financial statements only funds received as collateral on which earnings inure to the benefit of the Company. These funds are not restricted as to withdrawal or usage, are not segregated by the Company and are invested on an ongoing basis. At December 31, 1996, the related collateral balances accrue interest daily at an average rate of 3.8% per annum and are due and payable (together with accrued interest) to the collateral owner upon exoneration of the underlying liability.

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

Equity securities are carried at market value. Net unrealized appreciation (depreciation) on equity securities "available for sale", to the extent that there is no other than temporary impairment of value, is credited or charged directly to stockholders' equity, net of the related deferred Federal income tax affect. Net unrealized holding gains or losses on trading securities were included in income in the year of the trade. Transfers of securities between categories are recorded at market value at the date of transfer. Market values for equity securities are principally determined by quotations on national securities exchanges. When a decline in value is considered other than temporary, a loss is recognized in the consolidated statement of operations.

Realized gains and losses are determined using the specific identification method.

Short-term investments consist primarily of certificates of deposit with original maturities of less than one year and greater than 90 days and are stated at cost which approximates market value.

Losses and Loss Adjustment Expenses

The liability for unpaid losses and loss adjustment expenses is based upon the accumulation of individual case estimates for losses reported prior to the close of the accounting period plus estimates of unreported claims. The liability is stated net of anticipated salvage and subrogation recoverable and other non-reinsurance recoveries.

In evaluating reserves for surety losses and loss adjustment expenses, the Company considers a number of factors including an estimate of the costs to complete the project, outstanding obligations to subcontractors, supplies and the like and prevailing case law and regulations pertaining to the underlying exposures. The Company also considers the financial strength of the principal, possible offsets to the claimed amount and defenses available to the principal and the Company. The Company may use outside attorneys and construction consultants throughout the reserving process. All reserves for reported claims are net of anticipated collateral and other non-reinsurance recoveries. Reserves for incurred but not reported claims are based on Company experience. An amount is included in the reserves for unallocated loss adjustment expenses consisting of the costs for the Company's claims, legal and subrogation departments to settle claims incurred prior to year end.

The loss settlement period on most of the Company's insurance claims is relatively short. Nevertheless, it is often necessary to adjust estimates of liability on a claim either upward or downward between the time a claim is reported and the time of payment. There are inherent uncertainties in estimating reserves, therefore, actual losses and loss adjusting expenses may deviate, perhaps substantially, from reserves on the accompanying consolidated financial statements, which could have a material adverse effect on the Company's financial condition and results of operations. The Company does not discount its claim reserves for financial reporting purposes. While the Company may make implicit provisions for inflation or increasing costs in establishing reserves for known claims, the relatively short claim to payment period and the nature of the insured losses makes provisions for inflation or increasing costs generally unnecessary. Any differences between estimates and ultimate payments are reflected in the Consolidated Statements of Operations in the period in which such estimates are changed and could have a material adverse effect on the Company's financial condition and results of operations at that time.

Premium Income Recognition

Premium income on surety bonds are recognized as follows: bonds with a known term (such as contractor's license, sales tax and most miscellaneous bonds), are recognized as income ratably over the term of the bond. Bonds on which the Company has significant experience in and information available for estimating the term (such as most court bonds and customs bonds), are recognized as income over the estimated term of the bond. For other bonds with indefinite terms (generally contract performance bonds), the Company estimates a term of twelve months, and premiums are recognized ratably over such period, unless information comes to the Company's attention that the obligation guaranteed has already been discharged, in which case all remaining unearned premiums are immediately recognized as earned.

Premium income on non-surety property and casualty policies are recognized ratably over the effective period of the policy.

Reinsurance

In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the premium and claim liability associated with the reinsured bond or policy.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", and Statement of Financial Accounting Standards No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", require disclosure of estimated fair value information about financial instruments, for which it is practicable to estimate that value. Under Statement of Financial Accounting Standards No. 115, the Company categorizes all of its investments in debt and equity securities as available for sale. Accordingly, all investments, including cash and short term investment, are carried on the balance sheet at their fair value. The carrying amounts and fair values for investment securities are disclosed in Note 3 and were drawn from standard trade data sources such as market and broker quotes. The estimated fair value of bank indebtedness equals its carrying value, which was based on the bank loan's variable interest rate which approximates the rates currently available today. The carry amounts and fair values for the bank indebtedness are disclosed in Note 10.

Risk-Based Capital

In December 1993, the NAIC adopted a risk-based capital formula for property casualty insurance companies which establishes recommended minimum capital requirements. The formula has been designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements and a number of other factors. The Company has calculated its risk-based capital requirement as of December 31, 1996 and found that its subsidiaries exceeded the highest level of recommended capital requirement.

Stock-Based Compensation

During October, 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). The disclosure provisions are effective for fiscal years beginning after December 15, 1995. The Company has continued to use the accounting methods presented by Accounting Principles Board Opinion No. 25 and has expanded its disclosure of stock-based compensation as permitted by FAS 123 (see Note 17). Accordingly, adoption of this pronouncement did not have a material effect on the consolidated financial statements of the Company.

Reclassifications

Certain amounts in the accompanying consolidated financial statements for 1994 and 1995 have been reclassified to conform with the 1996 financial statement presentation.



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

A summary of off-balance sheet collateral held by the Company as of December 31 is as follows:

                                                     December 31,
                                                1996              1995
                                                (Dollars in thousands)
                                         ----------------------------------
Off-Balance Sheet Collateral:
     Irrevocable letters of credit           $   140,004        $  138,463
     Certificates of Deposit                      27,624            35,249
     Other Collateral                             47,687            54,716
                                         ---------------- -----------------

     Total Off-Balance Sheet Collateral      $   215,315        $  228,428
                                         ================ =================


Trust deeds and mortgages on real property held as collateral are not reflected in the above figures due to the inexact nature of their disposition values. During 1996 and 1995, the Company received approximately 9%, of its total collateral recoveries from trust deeds and mortgages on real property.

The Company's off-balance-sheet collateral, most notably irrevocable letters of credit, is taken on behalf of principals located in every geographical region of the country. The Company does not believe there to be noteworthy concentration of credit risk in any single area.

(3)            INVESTMENTS

A summary of net investment income is as follows:

                                                    Years ended December 31,
                                           1996              1995             1994
                                                    (Dollars in thousands)
                                      ---------------------------------------------------
Gross investment income:
     Fixed maturities                       $   6,405         $   7,357        $   7,191
     Equity securities                            409               498              214
     Cash and short-term investments              338               509              401
Investment expense                              (345)             (501)            (469)
                                      ---------------- ----------------- ----------------

         Net investment income              $   6,807         $   7,863           $7,337
                                      ================ ================= ================

Gross realized gains:
     Fixed maturities                       $   1,343         $   1,780        $     533
     Equity securities                          1,528             1,710              697
     Other assets                                  53                 -                -
Gross realized losses:
     Fixed maturities                           (218)             (519)            (649)
     Equity securities                          (358)             (645)            (465)
     Other assets                               (147)             (150)             (51)
                                      ---------------- ----------------- ----------------

         Net realized gains                 $   2,201       $     2,176       $       65
                                      ================ ================= ================


A summary of the accumulated net unrealized appreciation (depreciation) on investments carried at market and the applicable deferred Federal income taxes is shown below:

                                                      December 31,
                                                 1996              1995
                                                 (Dollars in thousands)
                                           -----------------------------------
Gross unrealized appreciation:
     Fixed maturities                             $   1,648         $   2,944
     Equity securities                                3,190             2,524
     Other invested assets                              182                94
Gross unrealized (depreciation):
     Fixed maturities                                 (953)             (545)
     Equity securities                                (346)             (358)
                                           ----------------- -----------------

     Gross unrealized appreciation on
          investments carried at market               3,721             4,659
     Deferred Federal income taxes                  (1,265)           (1,585)
                                           ----------------- -----------------

         Net unrealized appreciation
          (depreciation), net of deferred
          Federal income taxes                   $   2,456         $   3,074
                                           ================= =================

(3)            INVESTMENTS (CONTINUED)

A summary of the net increase (decrease) in unrealized investment gains (losses) less applicable deferred Federal income taxes is as follows:

                                                                            Years ended December 31,
                                                                    1996              1995             1994
                                                                             (Dollars in thousands)
                                                               ---------------------------------------------------

Fixed maturities, available-for-sale                               $   (1,704)         $   7,230      $   (7,750)
Common equity securities, available-for-sale                               503             1,613            (866)
Preferred equity securities, available-for-sale                            175               330            (509)
Other invested assets                                                       88                94                -
                                                               ---------------- ----------------- ----------------

     Total                                                               (938)             9,267          (9,125)
     Deferred Federal income taxes                                         320           (3,151)            3,102
                                                               ---------------- ----------------- ----------------

         Net increase (decrease) in unrealized investment
              gains (losses), net of deferred Federal income
              taxes                                                $     (618)         $   6,116      $   (6,023)
                                                               ================ ================= ================

The Company's insurance subsidiaries are required to deposit securities in several of the states in which it conducts business as a condition of licensure. These investments are included in the "Fixed maturities" and "Short-term investments" captions within the accompanying consolidated balance sheets. As of December 31, 1996 and 1995, the market value of these deposits was approximately $12,561,000 and $11,562,000, respectively.

The amortized cost and estimated market values of investments in fixed maturities are as follows:

                                                                      December 31, 1996
                                                                    (Dollars in thousands)
                                            ---------------------------------------------------------------------
                                            ----------------- ---------------- ----------------- ----------------
                                                                   Gross            Gross
                                            Amortized Cost      Unrealized       Unrealized         Estimated
Fixed maturities, available-for-sale                               Gains           Losses         Market Value
                                            ----------------- ---------------- ----------------- ----------------
Bonds:
     U.S. Government                             $    13,582      $       287       $     (130)      $    13,739
     Asset backed securities                           3,997               20              (13)            4,004
     Mortgage backed securities                       24,352               89             (196)           24,245
     States, municipalities and political
         subdivisions                                 26,034              602              (28)           26,608
     Industrial and miscellaneous                     27,658              517             (502)           27,673
                                            ----------------- ---------------- ----------------- ----------------

         Total                                        95,623            1,515             (869)           96,269

Redeemable preferred stock                             6,001              133              (84)            6,050
Certificates of Deposit                                  175                -                 -              175
                                            ----------------- ---------------- ----------------- ----------------

         Total                                    $  101,799      $     1,648       $     (953)       $  102,494
                                            ================= ================ ================= ================


(3)            INVESTMENTS (CONTINUED)

                                                                       December 31, 1995
                                                                    (Dollars in thousands)
                                            ---------------------------------------------------------------------
                                            ----------------- ---------------- ----------------- ----------------
                                                                   Gross            Gross
                                            Amortized Cost      Unrealized       Unrealized         Estimated
Fixed maturities, available-for-sale                               Gains           Losses         Market Value
                                            ----------------- ---------------- ----------------- ----------------
Bonds:
     U.S. Government                              $   31,376        $     740         $    (15)      $    32,101
     Asset backed securities                           5,542               94                 -            5,636
     Mortgage backed securities                       17,547              307             (131)           17,723
     States, municipalities and political
         subdivisions                                 34,202              756               (6)           34,952
     Industrial and miscellaneous                     19,653              921             (315)           20,259
                                            ----------------- ---------------- ----------------- ----------------

         Total                                       108,320            2,818             (467)          110,671

Redeemable preferred stock                             6,447              126              (78)            6,495
Certificates of Deposit                                   25                -                 -               25
                                            ----------------- ---------------- ----------------- ----------------

         Total                                     $ 114,792     $      2,944         $   (545)       $  117,191
                                            ================= ================ ================= ================


The amortized cost and estimated market value of fixed maturities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Prepayment assumptions for asset backed and mortgage backed securities are obtained from broker dealer survey values or internal estimates. These assumptions are consistent with the current interest rate and economic environment.

Maturity distribution of fixed maturities,    Amortized Cost      Estimated
available-for-sale:                                              Market Value
                                                   (dollars in thousands)
                                             -----------------------------------

Due in 1 year or less                           $       4,235     $       4,217
Due after 1 year through 5 years                       47,667            48,023
Due after 5 years through 10 years                     28,440            28,561
Due after 10 years through 20 years                    13,905            14,010
Due after 20 years                                      7,552             7,683
                                             ----------------- -----------------

Total bonds and sinking fund preferred stock      $   101,799       $   102,494
                                             ================= =================

Proceeds from the sale of available-for-sale securities during 1996 and 1995 were $59,093,000 and $81,362,000, respectively. Gross gains of $2,871,000 and $2,990,000 and gross losses of $576,000 and $779,000 were realized on those sales in 1996 and 1995, respectively. Gross gains of $500,000 and gross losses of $385,000 were realized on the sale of trading securities during 1995.

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

 (4)           FURNITURE, EQUIPMENT AND IMPROVEMENTS

Furniture, equipment and improvements are recorded at historical cost. Depreciation and amortization of automobiles, furniture and equipment is calculated using the straight-line method over estimated useful lives from 3 to 5 years. Amortization of leasehold improvements is calculated using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

                                                    December 31,
                                               1996              1995
Summary of Furniture, Equipment                 (Dollars in thousands)
and Improvements:                        -----------------------------------

    Automobiles                              $        145      $         60
    Furniture                                       2,664             2,482
    Equipment                                       8,965             7,092
    Improvements                                    3,019             2,774
                                         ----------------- -----------------

         Total fixed assets                        14,793            12,408

         Less accumulated depreciation           (10,046)           (9,097)
                                         ----------------- -----------------

              Furniture, equipment and
               improvements, net             $      4,747        $    3,311
                                         ================= =================



(5)             INCOME TAXES

Amwest Insurance Group, Inc. and subsidiaries file a consolidated income tax return. A reconciliation of the corporate federal tax with the financial statement effective tax for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                          Years ended December 31,
                                                  1996              1995             1994
                                                           (Dollars in thousands)
                                             ---------------------------------------------------

Computed tax expense at statutory rate           $   (1,715)       $     1,529                $
                                                                                          2,173
Tax-advantaged interest income                         (616)             (556)            (737)
Change in valuation allowance                              -              (94)            (168)
State taxes                                               47                97               99
Other, net                                              (76)             (147)             (15)
                                             ---------------- ----------------- ----------------

Total provision for income taxes (benefit)       $   (2,360)       $       829      $     1,352
                                             ================ ================= ================


(5)             INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax liability and the deferred tax asset at December 31, 1996 and 1995 are presented below.

                                                                            Years ended December 31,
                                                                             1996              1995
                                                                             (Dollars in thousands)
                                                                       -----------------------------------
Deferred tax liabilities:
     Deferred policy acquisition costs                                      $   (5,474)       $   (4,721)
     Unrealized investment gains                                                (1,314)           (1,603)
     Unearned contingent commission                                               (215)             (332)
     Fixed assets                                                                  (40)              (11)
     Bad debt reserve                                                                 -              (30)
     Discount on salvage & subrogation reserves                                    (62)             (113)
     Deductible receivables                                                        (50)              (82)
     Other                                                                         (39)              (12)
                                                                       ----------------- -----------------

         Total gross deferred tax liabilities                                   (7,194)           (6,904)
                                                                       ----------------- -----------------

Deferred tax assets:
     Unearned premiums                                                            2,182             2,084
     Accrued loss on lease termination and sub-lease                                421                 -
     Discount on loss reserves                                                    1,289             1,060
     Proposition 103 reserve                                                          -               680
     Accrued vacation                                                               196               204
     Deferred compensation/ Accrued severance                                       216               115
     Alternative minimum tax credit                                                 667               586
     Bad debt reserve                                                               328                 -
     Net operating loss                                                             622               159
     Other                                                                           82               170
                                                                       ----------------- -----------------

         Total gross deferred tax assets                                          6,003             5,058
         Less: valuation allowance                                                (651)             (651)
                                                                       ----------------- -----------------

              Net deferred tax assets                                             5,352             4,407
                                                                       ----------------- -----------------

                  Total net deferred tax liability                          $   (1,842)       $   (2,497)
                                                                       ================= =================


Financial Accounting Standard No. 109 requires the establishment of a valuation allowance when management has determined that it is more likely than not that a portion of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the reversal of deferred credits and the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers primarily the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. A valuation allowance has been established based on this criteria.

At December 31, 1996, the Company has $1,809,000 of net operating loss carryforwards ("NOLs") which will expire, if unused, in the year 2011. A portion of this NOL was attributable to Condor Services prior to the merger with the Company and is limited to the taxable earnings of the Company's subsidiary, Condor.

(6)            RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table sets forth a reconciliation of the liability for losses and loss adjustment expenses for the periods shown:

                                                                                     December 31,
                                                                           1996          1995           1994
                                                                                (Dollars in thousands)
                                                                       ------------------------------------------

Balance at beginning of year                                             $   31,915     $   34,653    $   46,483
     Less: net reinsurance recoverable on unpaid loss and loss
         adjustment expenses                                                (7,669)        (8,069)      (17,981)
                                                                       ------------- -------------- -------------

Net balance at beginning of year                                             24,246         26,584        28,502

Provision for losses and loss adjustment expenses occurring in
     current year                                                            45,853         35,508        30,400

(Decrease) increase in estimated losses and loss adjustment expenses
     for claims occurring in prior years                                        794          (243)       (1,663)

Losses and loss adjustment expense payments for claims occurring during:
              Current year                                                 (21,638)       (19,283)      (14,795)
              Prior years                                                  (13,379)       (18,320)      (15,860)
                                                                       ------------- -------------- -------------

Net balance at end of year                                                   35,876         24,246        26,584
     Plus: net reinsurance recoverable on unpaid loss and loss
         adjustment expenses                                                  6,133          7,669         8,069
                                                                       ------------- -------------- -------------

Balance at end of year                                                   $   42,009     $   31,915    $   34,653
                                                                       ============= ============== =============


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

(7)            REINSURANCE (CONTINUED)

The following amounts represent premiums assumed and the deductions for reinsurance ceded for the years ended December 31, 1996, 1995 and 1994.

                                                                            Years ended December 31,
                                                                    1996              1995             1994
                                                                             (Dollars in thousands)
                                                               ---------------------------------------------------
Net premiums written:
     Premiums written                                               $   94,935        $   93,604       $   94,018
     Premiums assumed                                                    2,307               580              204
     Premiums ceded                                                    (7,917)          (11,370)         (10,129)
                                                               ---------------- ----------------- ----------------

         Net premiums written                                       $   89,325        $   82,814       $   84,093
                                                               ================ ================= ================

Net change in unearned premiums:
     Direct                                                       $      (330)       $     1,080      $   (2,731)
     Ceded                                                             (1,112)             1,276             (73)
                                                               ---------------- ----------------- ----------------

         Net change in unearned premiums                           $   (1,442)       $     2,356       $  (2,804)
                                                               ================ ================= ================

Net loss and loss adjustment expenses:
     Losses and loss adjustment expenses                            $   50,836        $   42,197       $   36,345
     Reinsurance recoveries                                            (4,189)           (6,932)          (7,608)
                                                               ---------------- ----------------- ----------------

         Net losses and loss adjustment expenses                    $   46,647        $   35,265       $   28,737
                                                               ================ ================= ================

On the surety lines of business, the Company's subsidiaries maintain an excess of loss reinsurance treaty with a group of reinsurers lead by Kemper Reinsurance Company, (the "Kemper Treaty"). Kemper Reinsurance Company is a 50% participant, Scor Reinsurance Company has a 40% participation and Gerling Global Reinsurance Corp., USB has a 10% participation in the treaty.

The Kemper Treaty, which was amended on October 1, 1996, may be canceled at the election of either party by providing notice of cancellation 90 days prior to any anniversary, however, the reinsurers would remain liable for covered losses incurred up to the cancellation date. The amended Kemper Treaty limits the Company's exposure on any one principal (the person or entity for whose account the surety contract is made, and whose debt or obligation is the subject of the surety contract) to the first $2,000,000 of loss and to losses in excess of $6,000,000. Coverage is provided for most types of bonds which the Company writes except SBA guaranteed bonds, which are not covered by the treaty. The reinsurers' maximum exposure under the Kemper Treaty is $8,000,000 of losses discovered during any one contract period (October 1 to October 1). Prior to the amendment on October 1, 1996, the coverage was $5,500,000 excess $500,000 and the Company received a percentage of the profit, if any, on the treaty in the form of contingent commission. Contingent commissions in the amount of $3,287,000, $2,226,000 and $366,000 were recognized under the profit sharing provisions of the treaty for the years ended December 31, 1996, 1995 and 1994, respectively.

In conjunction with the change in reinsured limits effective October 1, 1996 the Company, effective January 1, 1997, entered into an aggregate stop-loss treaty with Underwriters Reinsurance Company (Barbados), Inc. This contract covers approximately $5,000,000 of losses and allocated loss adjustment expenses on the surety lines of business in excess of 25.86% of net earned premiums, with an option to increase the coverage by up to $5,000,000 by payment of $1,000,000 prior to the incurrance of $2,500,000 in ceded losses under the original treaty.

(7)            REINSURANCE (CONTINUED)

The Company also maintains a semiautomatic bond facultative reinsurance contract for surety bonds. The contract also applies to most types of bonds the Company writes with single bond penalty limits up to $10,000,000 or multiple bonds under a specific aggregate work program per principal with limits up to $20,000,000 for contract surety bonds and $25,000,000 for commercial surety bonds. The Company's retention under the contract is $6,000,000 plus 12% of the reinsured amount. The Company's aggregate retention is additionally reinsured by the aforementioned excess of loss reinsurance treaty, further limiting the Company's net exposure.

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

For its liability lines of business, the Company has reduced its exposure on any one risk with the purchase of excess of loss reinsurance. The net retained amount has varied by year, primarily based on the Company's surplus position. Currently, the Company retains the first $400,000 on any one risk with the next $600,000 ceded to a consortium of reinsurers led by Gerling Global Reinsurance Corporation. The Company participates in this treaty with a 10% share. The Company further reinsures $1,000,000 in excess of $1,000,000 for its liability coverages including extra contractual obligations and excess of policy limits exposures.

For its property coverages, the Company generally retains the first $200,000 on any one exposure and purchases excess of loss reinsurance for $4,800,000 in excess of $200,000. Limits relating to its Hawaiian homeowners program differ from the above with the Company retaining $500,000 ultimate on each net loss with the Company reinsuring $1,250,000 in excess of $500,000. The Company participates in the Hawaii Hurricane Relief Fund, and accordingly, its Hawaiian policies exclude wind coverage over 75 miles per hour.



 (8)           RESTRICTIONS ON DIVIDENDS

As a holding company, the Company depends primarily on dividends from its insurance subsidiaries for its cash flow requirements. The Company's insurance subsidiaries are subject to state regulations which restrict their ability to pay dividends. These regulations restrict the amount of stockholder dividends which may be paid within any one year without the approval of the Department of Insurance in their state of domicile. In 1994 and 1995 Amwest Surety and Far West were domiciled in California. The California Insurance Code provides that amounts may be paid as dividends on an annual noncumulative basis without prior approval up to a maximum of the greater of (1) statutory net income for the preceding year or (2) 10% of statutory policyholders' surplus as of the preceding December 31. In 1995, Amwest Surety and Far West redomesticated to the state of Nebraska. The Nebraska Insurance Code provides that amounts may be paid as dividends on an annual basis without prior approval up to a maximum of the greater of (1) statutory net income, excluding realized capital gains, for the preceding year plus any carryforward net income from the previous two calendar years that have not already been paid out as dividends or (2) 10% of statutory policyholders' surplus as of the preceding December 31. Amwest Surety and Condor can pay $3,108,000 and $922,000, respectively, in dividends to the Company during 1997 without prior approval. For the years ended December 31, 1996, 1995 and 1994, Amwest Surety paid dividends of $500,000, $2,000,000 and $1,000,000, respectively, to Amwest Insurance Group, Inc.

The Company's credit agreements also contain restrictions on the payment of dividends (see Note 10).

(9)    STATUTORY ACCOUNTING PRINCIPLES FINANCIAL INFORMATION

    The Company's insurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities ("statutory"). For such subsidiaries, generally accepted accounting principles differ in certain respects from statutory accounting practices. The more significant of these differences for statutory accounting are (a) premium income is taken into earnings over the periods covered by the policies, whereas the related acquisition and commission costs are expensed when incurred; (b) all bonds and sinking fund preferred stock are recorded at amortized cost, regardless of trading activity; (c) non-admitted assets are charged directly against surplus; (d)loss reserves and unearned premium reserves are stated net of reinsurance; (e) Federal income taxes are recorded when payable; and (f) the outstanding contribution certificate is included as a component of surplus, and the interest on the outstanding contribution certificate is a direct charge to surplus. Additionally, the cash flow presentation is not consistent with generally accepted accounting principles and a reconciliation from net income to funds provided by operations is not presented.

Policyholders surplus and net income on a statutory basis is as follows:

                                                                         December 31,
                                          1996                               1995                               1994
                               Statutory        Statutory                          Statutory                          Statutory
                             Policyholders      Net Income        Statutory        Net Income        Statutory        Net Income
                                Surplus           (Loss)           Surplus           (Loss)           Surplus           (Loss)
                                                                      (Dollars in thousands)
                            --------------------------------------------------------------------------------------------------------

   Amwest Surety                     31,081           (3,803)           36,813             5,204           34,004             3,061
   Far West                           7,042             1,176            5,866               555            5,311               266
   Condor                             9,217           (1,707)            8,548                48            6,463               297



 (10)          BANK INDEBTEDNESS

On August 6, 1993, the Company entered into a revolving credit agreement with Union Bank for $12,500,000. The debt agreement was amended on April 24, 1995 and again on July 10, 1996 to increase the amount available under the revolving line of credit from $12,500,000 to $15,000,000. The amounts available are reduced by $3,000,000 each year beginning on September 30, 1997 and ending on September 30, 2001. Accordingly at December 31, 1996, $15,000,000 is available under the revolving line of credit, $12,500,000 of which is currently utilized. The bank loan has a variable rate based upon fluctuations in the London Interbank Offered Rate (LIBOR) and amortizing principal payments. The interest rate at December 31, 1996 was 6.88%. The credit agreement contains certain financial covenants with respect to capital expenditures, business acquisitions, liquidity ratio, leverage ratio, tangible net worth, net profit and dividend payments.

                                            Balance
                                    (Dollars in thousands)
                                    -------------------------
Summary of debt maturity schedule:
         September 30, 1997                  $ 3,000
         September 30, 1998                    3,000
         September 30, 1999                    3,000
         September 30, 2000                    3,000
         September 30, 2001                    3,000

(10)           BANK INDEBTEDNESS (CONTINUED)

At December 31, 1996, the Company was in violation with respect to a covenant requiring a net profit for the fiscal year and a covenant requiring a certain level of statutory policyholders' surplus. The Company has received a letter from Union Bank stating that they intend to issue a waiver regarding compliance with these two covenants.

The bank loan has a variable interest rate which approximates the rates currently available today. Accordingly, estimated fair value of the debt is equal to the statement value of $12,500,000.



 (11)          OTHER LIABILITIES

The following table is a summary of other liabilities at December 31, 1996 and 1995:

                                                                                  December 31,
                                                                             1996              1995
                                                                             (Dollars in thousands)
                                                                       -----------------------------------
Accrued salaries, fringe benefits and other compensation                      $   2,271         $   2,067
Premium taxes payable                                                               878               314
Accrued rent payable                                                                654               932
General accounts payable                                                            141                27
Accrued payable - SBA                                                                36               102
Dividends payable                                                                   365               237
Loss on early lease termination and sub-lease                                     1,696               459
Proposition 103 reserve                                                           1,928             2,000
Litigation reserve                                                                  175               180
Other                                                                             2,779             2,101
                                                                       ----------------- -----------------

     Total other liabilities                                                  $  10,923         $   8,419
                                                                       ================= =================



(12)           COMMITMENTS AND CONTINGENCIES

The Company is subject to certain claims arising in the ordinary course of its operations. The Company believes that the ultimate resolution of such matters will not materially affect its consolidated financial condition.

At December 31, 1996, the Company occupied office space under various operating leases in addition to a leased mini-computer that have remaining noncancellable lease terms in excess of one year. Rental expenses of approximately $5,647,000, $4,033,000 and $3,972,000 for the years ended December 31, 1996, 1995 and 1994, respectively, have been charged to operations in the accompanying consolidated statements of operations.

(12)           COMMITMENTS AND CONTINGENCIES (CONTINUED)

                                                      Balance
                                              (Dollars in thousands)
                                             --------------------------
Summary of minimum future annual
 rental commitments:
     1997                                            $    3,174
     1998                                                 1,831
     1999                                                 1,582
     2000                                                 1,380
     2001 and thereafter                                 12,108
                                             --------------------------

         Total minimum payments                          20,075
         Sublease income                                  (191)
                                             --------------------------

              Total                                  $   19,884
                                             ==========================




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

On August 15, 1996, the Company entered into a Stipulation and Consent Order with the Insurance Commissioner of the State of California which requires the Company's insurance subsidiaries to pay $1,928,370. The Proposition 103 refund checks were issued in January 1997.

 (14)          RELATED PARTY TRANSACTIONS

Condor, since the commencement of insurance company operations in 1989, has offered its monthly commercial automobile insurance policies to members of the Waste Industry Loss Prevention and Safety Association (d.b.a. "The Safety Association"). One of the directors and executive officers of the Company is an officer, director and shareholder of The Safety Association. In order to accept monthly commercial automobile coverage written by Condor, an applicant must become a member of The Safety Association. This business constituted approximately 88%, 90% and 94% for 1996, 1995 and 1994, respectively, of total premiums written by Condor. Since 1981, the Company has had the exclusive right to provide insurance programs to The Safety Association pursuant to an agreement which may be terminated as of April 1 of any year by either party by giving 15 months notice of cancellation.



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



(16)           RETIREMENT PLAN

In January, 1992, the Company adopted a 401(k) savings plan entitled the Amwest Surety Insurance Company 401(k) Plan (the "Plan"). Employees eligible for participation in the Plan must have attained one year of service and be at least 21 years of age. The Plan provides for employer matching contributions at 50%, up to a maximum of the first 6% of the employee contribution and become fully vested at the end of 5 years of employment. Total expense to the Company during 1996, 1995 and 1994 amounted to $344,000, $275,000 and $263,000, respectively.

 (17)          STOCK OPTIONS

The Company has a Stock Option Plan and a Non-Employee Director Stock Option Plan ("the Plans") pursuant to which it has reserved an aggregate of 751,000
shares  of  its  Common  Stock,   subject  to  adjustment  for  reorganizations,
recapitalizations, stock splits or similar events. Shares of Common Stock subject to the unexercised portions of any options granted under the Plans which expire, terminate or are canceled may again be subject to options under the Plans. The per share exercise price of options under the Plans may not be less than 100% of the fair market value of the underlying Common Stock on the date of the grant of the option (110% of such fair market value with respect to Incentive Options granted to an individual who owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary or parent corporation). The Plans were approved by the Company's stockholders.

                                                                       Non-Employee
                                                                         Director
                                             Stock Option Plan       Stock Option Plan                 Total
                                        ------------------------- ------------------------- --------------------------

Shares reserved for issuance                    676,000                    75,000                    751,000
Granted                                        (994,121)                  (40,000)                 (1,034,121)
Canceled / Expired                              403,287                      -                       403,287
                                        ========================= ========================= ==========================
Total available for grant                        85,166                    35,000                    120,166
                                        ========================= ========================= ==========================


A summary of the status of the Plans as of December 31, 1996, 1995 and 1994, and changes during the years ending on those dates is presented below:

                                          1996                               1995                              1994
                            ---------------------------------- --------------------------------- ---------------------------------
                                            Weighted Average                  Weighted Average                   Weighted Average
                               Shares        Exercise Price       Shares       Exercise Price        Shares       Exercise Price
                            -------------- ------------------- -------------- ------------------ --------------- -----------------
Outstanding at
  beginning of year            328,950           $12.70           276,950          $11.44           209,875           $10.31
Granted                        149,430           12.54            106,000           14.29            86,700           13.94
Exercised                      (6,950)            8.75           (48,875)           9.17            (11,000)           9.51
Canceled / Expired            (29,425)           14.46            (5,125)           11.56           (8,625)           11.52
                            -------------- ------------------- -------------- ------------------ --------------- -----------------
Outstanding at
  end of year                  442,005           $12.59           328,950          $12.70           276,950           $11.44
                            ============== =================== ============== ================== =============== =================
Options exercisable
  at end of year               225,174           $11.63           154,488          $11.88           139,781           $10.73
                            ============== =================== ============== ================== =============== =================


(17)           STOCK OPTIONS (CONTINUED)

The following table summarizes information about options outstanding under the Plans at December 31, 1996:

                                           Options Outstanding                         Options Exercisable
                                             Weighted Average
         Range of               Number          Remaining         Weighted           Number          Weighted
     Exercise Prices          Outstanding    Contractual Life      Average        Outstanding         Average
                                                               Exercise Price                     Exercise Price
--------------------------- ---------------- ----------------- ---------------- ----------------- ----------------

      $6.14 - $9.213            53,580             2.5              $8.51            53,580            $8.51
     $9.875 - $11.825           81,750             2.1              10.79            71,750            10.76
     $12.50 - $14.875           306,675            7.9              13.78            99,844            13.93
                            ================ ================= ================ ================= ================
     $6.14 - $14.875            442,005            6.2             $12.59           225,174           $11.63
                            ================ ================= ================ ================= ================


Pro forma net income (loss) and earnings (loss) per share information, as required by SFAS No. 123, has been calculated as if the Company had accounted for options granted under the Plans under the fair value method. The fair value of options granted was estimated as of the date of grant based on the Black-Scholes option pricing model given the following weighted average assumptions: risk-free interest rates of 6.39% for 1996 and 6.36% for 1995, a dividend yield of 3.48% for 1996 and 2.72% for 1995, volatility of the Company's Common Stock of 7.18%, and an expected life of the stock options of 10 years. The weighted average grant date fair values of stock options granted during 1996 and 1995 were $5.09 and $5.07, respectively.

For purposes of pro forma disclosures, the estimated fair value is amortized on a straight-line basis over the vested period.

Dollars in thousands,                                        Year ended                Year ended
except per share data                                    December 31, 1996          December 31, 1995
--------------------------- ------------------------- ------------------------- --------------------------

Net income (loss)           As reported                      ($ 2,686)                   $ 3,669
                            Pro forma                          (2,797)                     3,624
Earnings per share          As reported                        ($ .80)                    $ 1.10
                            Pro forma                            (.83)                      1.09


                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                      SUPPLEMENTARY INFORMATION (UNAUDITED)



QUARTERLY FINANCIAL INFORMATION

The quarterly results for the years ended December 31, 1996, 1995 and 1994 are set forth in the following table:

                                                                 (Dollars in thousands, except per share data)
                                                      ---------------- ----------------- ----------------- ----------------
                                                           First        Second Quarter        Third            Fourth
                                                          Quarter                            Quarter           Quarter
                                                      ---------------- ----------------- ----------------- ----------------
1996
     Premiums written                                         $23,208           $25,749           $24,719          $23,566
     Net premiums earned                                       21,835            21,535            22,239           22,274
     Net investment income                                      1,807             1,678             1,581            1,741
     Net realized gains                                         1,025               517               325              334
     Other revenue                                                143                81                 -            (222)
     Total revenues                                            24,810            23,811            24,145           24,129
     Net income (loss)                                             86           (1,311)             1,191          (2,652)
     Earnings (loss) per share                                    .03             (.39)               .36            (.80)

                                                      ---------------- ----------------- ----------------- ----------------
                                                           First        Second Quarter        Third            Fourth
                                                          Quarter                            Quarter           Quarter
                                                      ---------------- ----------------- ----------------- ----------------
1995
     Premiums written                                         $21,799           $25,333           $24,722          $22,330
     Net premiums earned                                       21,233            21,153            21,322           21,462
     Net investment income                                      1,997             1,985             2,016            1,782
     Net realized gains (losses)                                   20               589               634              933
     Net unrealized gains (losses) on trading
         securities                                                32                43               (1)                9
     Other revenue                                                181               131               142              343
     Total revenues                                            23,463            23,901            24,113           24,529
     Net income (loss)                                          1,259             1,682               785             (57)
     Earnings (loss) per share                                    .38               .50               .23            (.01)

                                                      ---------------- ----------------- ----------------- ----------------
                                                           First        Second Quarter        Third            Fourth
                                                          Quarter                            Quarter           Quarter
                                                      ---------------- ----------------- ----------------- ----------------
1994
     Premiums written                                         $21,056           $24,359           $26,722          $22,085
     Net premiums earned                                       19,455            19,482            21,003           21,349
     Net investment income                                      1,649             1,754             1,909            2,105
     Net realized gains                                           181             (159)               128             (85)
     Net unrealized gains (losses) on trading
         securities                                              (14)              (25)                 9             (50)
     Other revenues                                               179               248               298              698
     Total revenues                                            21,450            21,300            23,347           24,017
     Net income (loss)                                          1,550             (138)               401            3,228
     Earnings (loss) per share                                    .46             (.04)               .12              .96





                                                                                                    SCHEDULE I

                                    AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                                               SUMMARY OF INVESTMENTS-
                                      OTHER THAN INVESTMENTS IN RELATED PARTIES

                                                  December 31, 1996
                                                (Dollars in thousands)

                                 Column A                              Column B           Column C         Column D

                                                                                                            Amount
                                                                                                          as shown on
                             Type of investment                        Cost                Value         balance sheet
Fixed Maturities:
     Bonds:
        United States Government and government
           agencies and authorities                             $         37,723   $         37,774   $          37,774
        States, municipalities and political subdivisions                 26,034             26,608              26,608
        Foreign governments                                                    -                  -                   -
        Public utilities                                                     324                335                 335
        Convertibles and bonds with warrants attached                          -                  -                   -
        All other corporate bonds                                         31,542             31,552              31,552
                                                                  ---------------    ---------------    ----------------

           Total bonds                                                    95,623             96,269              96,269

     Certificates of deposit                                                 175                175                 175
     Redeemable preferred stock                                            6,001              6,050               6,050
                                                                  ---------------    ---------------    ----------------

           Total fixed maturities                                        101,799            102,494             102,494

Equity securities:
     Common stocks:
        Public utilities                                                     121                141                 141
        Banks, trust and insurance companies                               1,583              2,418               2,418
        Industrial, miscellaneous and all other                            5,513              7,220               7,220
     Non-redeemable preferred stocks                                       3,971              4,253               4,253
                                                                  ---------------    ---------------    ----------------

           Total equity securities                                        11,188             14,032              14,032

Mortgage loans on real estate                                                  -         XXXXXXX                      -
Real estate                                                                    -         XXXXXXX                      -
Policy loans                                                                   -         XXXXXXX                      -
Other long-term investments                                                2,667         XXXXXXX                  2,849
Short-term money-market investments                                          890         XXXXXXX                    890
                                                                  ---------------    ---------------    ----------------

           Total investments                                    $        116,544         XXXXXXX      $         120,265
                                                                  ===============    ===============    ================

                                                                    SCHEDULE II

                                     AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                                 CONDENSED FINANCIAL INFORMATION (Parent Company Only)
                                                STATEMENT OF OPERATIONS
                                                 (Dollars in thousands)

                                                                            Year ended December 31,
                                                                      1996             1995              1994
REVENUES:

      Management fee income, net                                $            -   $          734    $        1,469
      Equity in income (loss) of subsidiaries                            (969)            3,307             4,756
      Commissions & fees                                                     2            1,176             1,257
      Net investment income                                                 65              201                 6
      Net realized gains (losses)                                          (5)                -                 -
                                                                   ------------     ------------     -------------
           Total revenues                                                (907)            5,418             7,488

EXPENSES:

      General and administrative                                             -            1,489             2,217
      Merger expenses                                                      710                -                 -
      Lease termination cost                                             1,300                -                 -
      Interest expense                                                     107                -                 -
                                                                   ------------     ------------     -------------
           Total expenses                                                2,117            1,489             2,217

          Income before income taxes                                   (3,024)            3,929             5,271

Provision for income taxes (benefit)                                     (338)              260               230
                                                                   ------------     ------------     -------------

          Net income (loss)                                     $      (2,686)   $        3,669             5,041
                                                                   ============     ============     =============


                 See accompanying notes to financial statements.



                                                                              SCHEDULE II (continued)

                                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                              CONDENSED FINANCIAL INFORMATION (Parent Company Only)
                                                 BALANCE SHEETS
                                             (Dollars in thousands)

                                                                                            December 31,
                                                                                      1996              1995
ASSETS:

      Total investments                                                         $        61,083   $        62,225
      Cash and cash equivalents                                                           1,059             2,088
      Accrued investment income                                                               -                10
      Income taxes receivable                                                                21               269
      Deferred Federal income tax asset                                                     533             1,235
      Due from affiliates                                                                     -                 -
      Furniture, equipment and improvements                                               1,078             1,531
      Other assets                                                                        2,046             2,334
                                                                                  --------------    --------------

          Total assets                                                          $        65,820   $        69,692
                                                                                  ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
      Bank indebtedness                                                         $        12,500   $        12,500
      Due to affiliates                                                                   1,166             1,436
      Other liabilities                                                                   2,222               681
                                                                                  --------------    --------------

          Total liabilities                                                              15,888            14,617
                                                                                  --------------    --------------

Stockholders' Equity:
      Common stock and additional paid in capital                                        16,860            17,238
      Net unrealized appreciation (depreciation) on equity securities,
          net of taxes                                                                    2,456             3,074
      Retained earnings                                                                  30,616            34,763
                                                                                  --------------    --------------

          Total stockholders' equity                                                     49,932            55,075
                                                                                  --------------    --------------

               Total liabilities and stockholders' equity                       $        65,820   $        69,692
                                                                                  ==============    ==============


                 See accompanying notes to financial statements.


                                                                               SCHEDULE II (continued)

                                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                              CONDENSED FINANCIAL INFORMATION (Parent Company Only)
                                             STATEMENT OF CASH FLOWS
                                             (Dollars in thousands)

                                                                              Year ended December 31,
                                                                      1996             1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                          $     (2,686)   $        3,669   $         5,041
      Less equity in income of subsidiary                                  969          (3,307)           (4,756)
                                                                   ------------    -------------    --------------
          Net income from operations                                   (1,717)              362               285
          Adjustments:
               Change in income taxes, net                               1,268               97               242
               Change in accrued investment income                          10                -                 -
               Change in due (to) from affiliates                        (270)              597             (932)
               Change in other assets / liabilities                      1,829          (1,539)               299
               Dividend received from affiliate                            500            2,160             1,480
               Provision for depreciation and amortization                 431              822               958
               Realized loss                                                 4                -                 -
                on sale of investments
               Purchases of trading securities                               -         (26,644)          (13,895)
               Sales of trading securities                                   -           26,959            13,703
               Realized loss on sale of fixed assets                        36                6                 -
                                                                   ------------    -------------    --------------
                   Net cash provided (used)                              2,091            2,820             2,140
                                                                   ------------    -------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash received from investments sold, matured,
          called or repaid                                                 995                -                 -
      Cash paid for investments acquired                               (2,262)                -                 -
      Amortization of premium on bonds                                       -            (632)               632
      Capital expenditures, net                                           (14)            (256)             (871)
                                                                   ------------    -------------    --------------
          Net cash provided (used)                                     (1,281)            (888)             (239)
                                                                   ------------    -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of surplus note from subsidiary                          1,000                -                 -
      Proceeds from common stock issuance                                  299              448               110
      Repurchase of common stock                                         (676)            (375)             (467)
      Capital contribution to subsidiaries                             (1,000)            (938)                 -
      Dividends paid                                                   (1,462)            (940)             (852)
                                                                   ------------    -------------    --------------
          Net cash from financing activities                           (1,839)          (1,805)           (1,209)
                                                                   ------------    -------------    --------------

          Net increase (decrease)                                      (1,029)              127               692
          Cash and cash equivalents, beginning                           2,088            1,961             1,269
                                                                   ------------    -------------    --------------
               Cash and cash equivalents, ending                $        1,059   $        2,088   $         1,961
                                                                   ============    =============    ==============


                 See accompanying notes to financial statements.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

              CONDENSED FINANCIAL INFORMATION (Parent Company Only)
                          NOTES TO FINANCIAL STATEMENTS


1.       Basis of Presentation
         The accompanying condensed financial statements include the accounts of Amwest Insurance Group, Inc. (the "Parent Company"). The Parent Company's wholly-owned subsidiaries, Amwest Surety Insurance Company, Far West Insurance Company, Far West Bond Services, Condor Insurance Company and Raven Claims Services, Inc. are not presented as consolidated entities on these condensed financial statements.

         On March 14, 1996, the Parent Company completed its previously announced merger with Condor Services, Inc. ("Condor Services"), an unaffiliated insurance holding company. In the merger, each outstanding share of Condor Services' common stock (other than shares owned by Condor Services as treasury stock or by the Company) were converted into the right to receive 0.5 of a share of the Company's common stock. In connection with the merger, the Parent Company issued 992,000 shares of common stock.

         The merger has been accounted for under the pooling of interests method. Accordingly, all financial information presented herein for all periods includes Condor Services. Additionally, share and per share data presented in these financial statements reflect the retroactive effects of the merger with Condor Services.


2.       Material Contingencies
         The Parent Company is the subject of certain claims arising in the ordinary course of its operations. The Parent Company believes that the ultimate resolution of such matters will not materially affect its financial condition.

3.        Long-Term Obligations and Guarantees
         On August 6, 1993, the Parent Company entered into a revolving credit agreement with Union Bank for $12,500,000. The debt agreement was amended on April 24, 1995 and again on July 10, 1996 to increase the amount available under the revolving line of credit from $12,500,000 to $15,000,000. The amounts available are reduced by $3,000,000 each year beginning on September 30, 1997 and ending on September 30, 2001. Accordingly at December 31, 1996, $15,000,000 is available under the revolving line of credit, $12,500,000 of which is currently utilized. The bank loan has a variable rate based upon fluctuations in the London Interbank Offered Rate (LIBOR) and amortizing principal payments.

The Board of Directors
Amwest Insurance Group, Inc.:

We consent to incorporation by reference in registration statements Nos. 33-11020, 33-24243 and 33-38128 on Form S-8 and in registration statements Nos. 33-28645 and 33-37984 on Form S-3 of Amwest Insurance Group, Inc. of our reports dated February 21, 1997, relating to the consolidated balance sheets of Amwest Insurance Group, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in stockholders' equity and cash flows and related schedules for each of the years in the three-year period ended December 31, 1996, which reports appear in the December 31, 1996 annual report on Form 10-K of Amwest Insurance Group, Inc.





                              KPMG PEAT MARWICK LLP





Los Angeles, California
March 28, 1997

                          INDEPENDENT AUDITORS' REPORT







The Board of Directors and Stockholders

Amwest Insurance Group, Inc.:

Under date of February 21, 1997, we reported on the consolidated balance sheets of Amwest Insurance Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





                              KPMG PEAT MARWICK LLP





Los Angeles, California
February 21, 1997