Form 10-Q
period 1997-03-31
AMWEST INSURANCE GROUP INC
filed 1997-05-15
CIK 780118

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

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

         As of May 13, 1997, 3,367,127 shares of common stock, $.01 par value, were outstanding.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES


                                      INDEX


  Part I.   FINANCIAL INFORMATION:

             Item 1
                  Consolidated Statements of Operations for the three
                  months ended March 31, 1997 and 1996                        3

                  Consolidated Balance Sheets as of March 31, 1997
                  and December 31, 1996                                       4

                  Consolidated Statements of Cash Flows for the three
                  months ended March 31, 1997 and 1996                        6

                  Notes to Interim Consolidated Financial Statements          8

             Item 2
                  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         9

  Part II.   OTHER INFORMATION:

             Item 1
                  Legal Proceedings                                          13

             Item 2
                  Changes in Securities                                      13

             Item 3
                  Defaults Upon Senior Securities                            13

             Item 4
                  Submission of Matters to a Vote of Security Ho1ders        13

             Item 5
                  Other Information                                          13

             Item 6
                  Exhibits and Reports on Form 8-K                           13

                         PART I - FINANCIAL INFORMATION

                                     Item 1

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)

                                                               Three months ended
                                                                    March 31,
                                                         1997                       1996
Underwriting revenues:
    Premiums written                                       $   21,610                 $   23,208
    Premiums ceded                                            (1,149)                    (2,743)
                                                 ---------------------      ---------------------
       Net premiums written                                    20,461                     20,465
    Change in unearned premiums:
       Direct                                                   1,644                      1,519
       Ceded                                                    (659)                      (149)
                                                 ---------------------      ---------------------
          Net premiums earned                                  21,446                     21,835
                                                 ---------------------      ---------------------

Underwriting expenses:
    Losses and loss adjustment expenses                         6,653                     10,463
    Reinsurance (recoveries) refunds                              415                      (392)
                                                 ---------------------      ---------------------
       Net losses and loss adjustment expenses                  7,068                     10,071
    Policy acquisition costs                                   10,821                      9,487
    General operating costs                                     2,903                      3,828
                                                 ---------------------      ---------------------
       Total underwriting expenses                             20,792                     23,386
                                                 ---------------------      ---------------------

          Underwriting income (loss)                              654                    (1,551)

Interest expense                                                (401)                      (594)
Merger expense                                                      -                      (710)
Net investment income                                           1,681                      1,807
Net realized investment gains                                     637                      1,025
Commissions and fees                                                -                        143
                                                 ---------------------      ---------------------

    Income before income taxes                                  2,571                        120

Provision for income taxes:
    Current                                                       524                         76
    Deferred                                                      262                       (42)
                                                 ---------------------      ---------------------
       Total provision for income taxes                           786                         34
                                                 ---------------------      ---------------------

          Net income                                      $     1,785              $          86
                                                 =====================      =====================

Earnings per common share:
                                                 =====================      =====================
    Net income                                           $       0.53               $       0.03
                                                 =====================      =====================

Weighted average number of common shares outstanding            3,357                      3,343


                 See accompanying notes to interim consolidated
                             financial statements.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                           March 31,                December 31,
                                                                              1997                      1996
                                                                     ---------------------      ---------------------
                                                                          (unaudited)
Investments, available-for-sale:
Fixedmaturities,  at market  value  (amortized  cost of $102,019 and $101,799 at March 31, 1997 and December 31, 1996,
     respectively)                                                              $  101,274                $  102,494

Common equity  securities,  at market  value (cost of $6,981 and $7,217 at March 31, 1997 and December 31, 1996,
     respectively)                                                                   9,147                     9,779

Preferred equity securities, at market value (cost of $3,473 and $3,971 at March 31, 1997 and December 31, 1996,
     respectively)                                                                   3,595                     4,253

Other invested assets (cost of $2,500 and $2,667 at March 31,
      1997 and December 31, 1996, respectively)                                      2,871                     2,849

Short-term investments                                                               1,211                       890
                                                                     ---------------------      ---------------------

Total investments                                                                  118,098                   120,265

Cash and cash equivalents                                                              459                     6,434
Accrued investment income                                                            1,422                     1,399
Agents balances and premiums receivable (less allowance for
     doubtful accounts of $446 at March 31, 1997 and December 31,
     1996)                                                                          11,846                    10,882
Reinsurance recoverable:
     Paid loss and loss adjustment expenses                                          2,347                     2,749
     Unpaid loss and loss adjustment expenses                                        6,133                     6,443
Ceded unearned premiums                                                              1,190                     1,849
Deferred policy acquisition costs                                                   16,213                    16,101
Furniture, equipment and improvements, net                                           4,513                     4,747
Current Federal income taxes                                                         1,485                     2,802
Other assets                                                                         9,856                     7,747
                                                                     ---------------------      ---------------------

         Total assets                                                           $  173,562                $  181,418
                                                                     =====================      =====================


                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            March 31,                December 31,
                                                                              1997                       1996
                                                                       --------------------      ---------------------
                                                                           (unaudited)
Liabilities:
     Unpaid losses and loss adjustment expenses                                $    39,022                 $    42,009
     Unearned premiums                                                              32,294                      33,939
     Funds held as collateral                                                       27,191                      29,928
     Deferred Federal income taxes                                                   1,377                       1,842
     Bank indebtedness                                                              12,500                      12,500
     Amounts due to reinsurers                                                         612                         345
     Other liabilities                                                              10,304                      10,923
                                                                       --------------------      ---------------------

         Total liabilities                                                         123,300                     131,486

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000
         shares authorized; issued and outstanding: none                                 -                           -
     Common stock, $.01 par value, 10,000,000
         shares authorized, issued and outstanding: 3,351,752 at
         March 31, 1997 and 3,326,002 at December 31, 1996                              34                          33
     Additional paid-in capital                                                     17,052                      16,827
     Net unrealized appreciation of investments carried at market,
         net of income taxes                                                         1,144                       2,456
     Retained earnings                                                              32,032                      30,616
                                                                       --------------------      ---------------------

         Total stockholders' equity                                                 50,262                      49,932
                                                                       --------------------      ---------------------

                  Total liabilities and stockholders' equity                     $  173,562                 $  181,418
                                                                       ====================      =====================



                 See accompanying notes to interim consolidated
                             financial statements.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Dollars in thousands)

                                                                                     Three months ended
                                                                                          March 31,
                                                                               1997                       1996
Cash flows from operating activities:

     Net income                                                                   $   1,785                 $       86
     Adjustments to reconcile net income to cash provided by operating activities:

        Change in agents' balances and premiums receivable and
            unearned premiums                                                       (2,608)                    (3,667)
        Change in accrued investment income                                            (22)                         53
        Change in unpaid losses and loss adjustment expenses                        (2,987)                      2,656
        Change in  reinsurance  recoverable  on paid and unpaid  losses and loss adjustment expenses and ceded unearned premiums
                                                                                      1,311                      (165)
        Change in amounts due to reinsurers                                             326                        340
        Change in other assets and other liabilities                                (2,727)                      3,005
        Change in income taxes, net                                                   1,556                      (553)
        Change in deferred policy acquisition costs                                   (112)                        194
        Net realized (gain) on sale of investments                                    (637)                    (1,152)
        Net realized loss on sale of fixed assets                                         1                          1
        Provision for depreciation and amortization                                     346                        330
                                                                       ---------------------      ---------------------

              Net cash provided (used) by operating activities                      (3,768)                      1,128

Cash flows from investing activities:

     Cash received from investments sold, matured, called or repaid:
         Investments available-for-sale                                              13,058                     22,420
     Cash paid for investments acquired:
         Investments available-for-sale                                            (12,244)                   (15,313)
     Amortization of discount on bonds                                                 (26)                         37
     Capital expenditures, net                                                        (113)                      (720)
                                                                       ---------------------      ---------------------

         Net cash provided by investing activities                                      675                      6,424



Cash flows from financing activities:

     Proceeds from issuance of common stock                                             226                        246
     Change in funds held as collateral                                             (2,738)                    (5,372)
     Dividends paid                                                                   (369)                      (261)
                                                                       ---------------------      ---------------------

        Net cash (used) by financing activities                                     (2,881)                    (5,387)
                                                                       ---------------------      ---------------------

Net increase (decrease) in cash and cash equivalents                                (5,974)                      2,165

Cash and cash equivalents at beginning of period                                      6,433                      5,232
                                                                       ---------------------      ---------------------

Cash and cash equivalents at end of period                                       $      459                   $  7,397
                                                                       =====================      =====================





Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest                                                                   $       401                $       594
     Income taxes                                                                        44                        564

Cash received during the period on:
     Investments sold prior to maturity                                           $  10,171                  $  22,120
     Investments held to maturity                                                     2,887                        300




                 See accompanying notes to interim consolidated
                             financial statements.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
               Notes to Interim Consolidated Financial Statements
                                   (unaudited)


         (1)      Basis of Presentation

         The interim consolidated financial statements presented herein are unaudited and, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. All such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                 Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         Results of Operations

         Premiums written decreased 7% from $23,208,000 for the three months ended March 31, 1996 to $21,610,000 for the three months ended March 31, 1997. The decrease in premiums written is primarily attributable to a $1,981,000 decrease in premiums written for the contract performance product line for the surety operations as well as a $1,353,365 decrease in premiums written for the private passenger automobile program in the State of Arizona which is attributable to the significant rate increases effective May 1, 1996 for the program. These decreases were partially affected by increase writings in both Commercial Surety and Court Bond production.

         Net premiums earned decreased 2% from $21,835,000 for the three months ended March 31, 1996 to $21,446,000 for the three months ended March 31, 1997. The Company generally earns premiums ratably over the assigned bond terms for the surety operations and the policy term for the specialty property and casualty operations.

         Net losses and loss adjustment expenses decreased 30% from $10,071,000 for the three months ended March 31, 1996 to $7,068,000 for the three months ended March 31, 1997. The loss ratio for the surety operations improved to a loss and loss expense ratio of 25% for the three months ended March 31, 1997 from 38% for the three months ended March 31, 1996. The improved loss ratio is reflective of decreased loss severity in the contract performance and payment product line. The loss ratio for the specialty property and casualty operations also improved to 58% for the three months ended March 31, 1997 from 74% for the first three months ended March 31, 1996. The decrease in the loss ratio is primarily attributable to improved results on business written under the Arizona private passenger automobile program together with profitable results from the Company's California transportation business.

         Policy acquisition costs increased as a percentage of net premiums earned from 43%, or $9,487,000 to 50%, or $10,821,000 for the three months ended March 31, 1996 and 1997, respectively. This increase is prmarily attributable to increased writings in the Court Division during the second half of 1996 and the first quarter of 1997, which product line has higher acquisition costs and historically more attractive loss experience.

         General operating costs decreased as a percentage of net premiums earned from 18%, or $3,828,000 for the three months ended March 31, 1996 to 14%, or $2,903,000 for the three months ended March 31, 1997. The improvement in the general and administrative expense ratio is reflective of operational efficiencies associated with the merger with Condor Services, Inc. which was consumated on March 14, 1996.

         Underwriting results were a loss of $1,551,000 for the three months ended March 31, 1996 and a gain of $654,000 for the three months ended March 31, 1997. The combined ratio was 107% for the three months ended March 31, 1996 as compared to 97% for the three months ended March 31, 1997, due to a combination of the factors cited above.

         Interest expense decreased 32% from $594,000 for the three months ended March 31, 1996 to $401,000 for the three months ended March 31, 1997. This decrease is attributable to a decrease in the interest rate on the bank indebtedness from an average 7.5% for the three months ended March 31, 1996 to an average rate of 7.1% for the three months ended March 31, 1997 and a decrease in average funds held as collateral from $34,964,000 for the three months ended March 31, 1996 to $28,560,000 for the three months ended March 31, 1997. Collateral rates are adjusted at various times throughout the year in accordance with general market conditions.

         Net investment income decreased 7% from $1,807,000 for the three months ended March 31, 1996 to $1,681,000 for the three months ended March 31, 1997. The decrease is primarily due to a decrease in the amount of invested assets from $123,495,000 at March 31, 1996 to $118,098,000 at
         March 31, 1997. Net realized investment gains decreased from $1,025,000 for the three months ended March 31, 1996 to $637,000 for the three months ended March 31, 1997. The investments sold during the three months ended March 31, 1997 were primarily equity securities and certain fixed income investments including mortgage-backed and municipal bond securities.

         Income before income taxes increased from $120,000 for the three months ended March 31, 1996 to $2,571,000 for the three months ended March 31, 1997 due to the factors outlined above.

         The effective tax rate was 28% for the three months ended March 31, 1996 as compared to an effective rate of 31% for the three months ended March 31, 1997. The primary reason for the variance from the corporate income tax rate of 34% is tax advantaged income received on a portion of the Company's investment portfolio.

         Net income increased from $86,000 for the three months ended March 31, 1996 to $1,785,000 for the three months ended March 31, 1997 due to the factors outlined above.


         Liquidity and Capital Resources

         As of March 31, 1997, the Company held total cash and cash equivalents and invested assets of $118,557,000. This amount includes an aggregate of $27,191,000 in funds held as collateral which is shown as a liability on the Company's consolidated balance sheets. As of March 31, 1997, the Company's invested assets consisted of $101,274,000 in fixed maturities, held at market value, $9,147,000 in common equity securities, $3,595,000 in preferred equity securities, $2,871,000 in other invested assets and $1,211,000 in short-term investments, including certificates of deposit with original maturities less than one year.

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

          On August 6, 1993, the Company entered into a revolving credit agreement with Union Bank for $12,500,000 which refinanced the 1988 Loan. The loan was amended on April 24, 1995 and again on July 10, 1996 to increase the amount available under the revolving line of credit from $12,500,000 to $15,000,000. The loan has a variable rate based upon fluctuations in the London Interbank Offered Rate (LIBOR) with amortizing credit line reduction each September 30, ultimately maturing on September 30, 2001. On September 30, 1997, the revolving credit line is scheduled to be reduced to $12,000,000. The interest rate at March 31, 1997 was 7.1%. The credit agreement contains certain financial covenants with respect to capital expenditures, business acquisitions, liquidity ratio, leverage ratio, tangible net worth, net profit and dividend payments.

         The Company is a party to a lease with Trillium/Woodland Hills regarding its corporate headquarters. During 1996, th Company signed a definitive agreement to terminate the Company's lease at its Corporate headquarters prior to its scheduled termination in August 1998. The Company's lease at its current headquarters will now terminate on June 30, 1997. On January 26, 1996, the Company entered into a lease agreement for new home office space in the City of Calabasas, California. The expected occupancy date for this office space is June 1997. The lease term is for a period of 15 years and contains provisions for scheduled lease charges. The Company's minimum commitment with respect to this lease in 1997 is approximately
         $515,000. The Company also has the option to purchase this new home office building and land three years into the lease period at a predetermined rate for the building, with the value of land based on then existing market rates.

         Other than the Company's obligations with respect to funds held as collateral and the Company's obligation to pay claims as they arise, the Company's commitments to pay principal and interest on the bank debt and lease expenses as noted above, the Company has no significant cash commitments.

         The Company believes that its cash flows from operations and other present sources of capital are sufficient to sustain its needs for at least the remainder of 1997.

         The Company generated $1,128,000 in cash from operating activities for the three months March 31, 1996 as compared to using $3,768,000 for the three months ended March 31, 1997. The Company generated $6,424,000 in cash for investing activities for the three months ended March 31, 1996 as compared to generating $675,000 for the three months ended March 31, 1997. The Company used $5,387,000 in cash from financing activities for the three months ended March 31, 1996 as compared to using $2,881,000 for the three months ended March 31, 1997.

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

                                     TABLE 1

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                 SUMMARY OF PREMIUMS AND LOSSES BY PRODUCT LINE
                             (Dollars in thousands)


                                                             Three months ended                     Year ended
                                                                  March 31,                        December 31,
                    Type of Bond                           1997              1996              1996             1995
                    ------------                           ----              ----              ----             ----

Specialty Property and Casualty Operations
    Gross premiums written                                   $  5,872          $  7,317          $ 25,172        $  24,101
    Net premiums earned                                         5,373             4,934            22,421           17,872
    Net losses and loss adjustment expenses                     3,131             3,634            18,830           13,131
    Loss ratio                                                    58%               74%               84%              73%
    Expense ratio                                                 35%               38%               34%              41%
    Combined ratio                                                97%              112%              118%             114%

Surety Operations
Contract performance
    Gross premiums written                                 $    9,619       $    11,600       $    49,782      $    54,039
    Net premiums earned                                        10,934            12,042            46,158           49,736
    Net losses and loss adjustment expenses                     3,470             5,639            24,430           20,044
    Loss ratio                                                    32%               47%               53%              40%

Court
    Gross premiums written                              $       3,492     $       2,584       $    14,408       $    8,571
    Net premiums earned                                         3,253             2,677            13,054            8,749
    Net losses and loss adjustment expenses                       270               549             1,357              467
    Loss ratio                                                     8%               21%               10%               5%

Commercial Surety
    Gross premiums written                               $      2,627     $       1,707        $    7,980       $    7,472
    Net premiums earned                                         1,886             2,182             6,250            8,813
    Net losses and loss adjustment expenses                       196               249             2,031            1,623
    Loss ratio                                                    10%               11%               32%              18%

Total Surety
    Gross premiums written                                $    15,738       $    15,891       $    72,170      $    70,082
    Net premiums earned                                        16,073            16,901            65,462           67,298
    Net losses and loss adjustment expenses                     3,936             6,437            27,818           22,134
    Loss ratio                                                    25%               38%               42%              33%
    Expense ratio                                                 74%               68%               69%              70%
    Combined ratio                                                98%              106%              111%             103%



                           PART II - OTHER INFORMATION

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES



Items 1-5:            LEGAL  PROCEEDINGS,  CHANGE  IN  SECURITIES, DEFAULTS UPON
                      SENIOR  SECURITIES,  SUBMISSION  OF  MATTERS  TO A VOTE OF
                      SECURITY HOLDERS, OTHER INFORMATION

                      None

Item 6:               EXHIBITS AND REPORTS ON FORM 8-K

                      (a)  Exhibits
                               See the Exhibit Index on page 15.

                      (b)      Reports on Form 8-K
                               There were no reports filed on Form 8-K during the three months ended March 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           AMWEST INSURANCE GROUP, INC.





         Date: May 13, 1997         by:  /s/         JOHN E. SAVAGE
                                        ---------------------------

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

11        Statement re computation of per share earnings .......   Page 16

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