Form 10-Q
period 1997-06-30
AMWEST INSURANCE GROUP INC
filed 1997-08-13
CIK 780118

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

                                       OR

                 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

                         Commission file number: 1-9580

                          AMWEST INSURANCE GROUP, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                           95-2672141
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)


5230 Las Virgenes Rd.
Calabasas, California                                                   91302
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:            (818) 871-2000




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

         As of August 12, 1997, 3,379,590 shares of common stock, $.01 par value, were outstanding.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES


                                      INDEX


  Part I.   FINANCIAL INFORMATION:

             Item 1
                  Consolidated Statements of Operations for the three
                  and six months ended June 30, 1997 and 1996                 3

                  Consolidated Balance Sheets as of June 30, 1997
                  and December 31, 1996                                       4

                  Consolidated Statements of Cash Flows for the three
                  and six months ended June 30, 1997 and 1996                 6

                  Notes to Interim Consolidated Financial Statements          8

             Item 2
                  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         9

  Part II.   OTHER INFORMATION:

             Item 1
                  Legal Proceedings                                          13

             Item 2
                  Changes in Securities                                      13

             Item 3
                  Defaults Upon Senior Securities                            13

             Item 4
                  Submission of Matters to a Vote of Security Ho1ders        13

             Item 5
                  Other Information                                          13

             Item 6
                  Exhibits and Reports on Form 8-K                           14

                         PART I - FINANCIAL INFORMATION

                                     Item 1
                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)

                                                            Three months ended                        Six months ended
                                                                  June 30,                                 June 30,
                                                                  --------                                 --------
                                                         1997                1996                 1997                1996
                                                         ----                ----                 ----                ----
Underwriting revenues:
     Net premiums written                                $   26,227          $   22,979           $   46,687          $   43,444
     Net change in unearned premiums                        (4,446)             (1,444)              (3,460)                (74)
                                                    ----------------    ----------------     ----------------    ----------------
          Net premiums earned                                21,781              21,535               43,227              43,370
                                                    ----------------    ----------------     ----------------    ----------------

Underwriting expenses:
    Losses and loss adjustment expenses                       9,364              12,810               16,017              23,273
    Reinsurance recoveries                                  (1,381)               (980)                (967)             (1,372)
                                                    ----------------    ----------------     ----------------    ----------------
       Net losses and loss adjustment expenses                7,983              11,830               15,050              21,901
    Policy acquisition costs                                 10,151               9,069               20,973              18,556
    General operating costs                                   3,269               3,287                6,172               7,115
                                                    ----------------    ----------------     ----------------    ----------------
       Total underwriting expenses                           21,403              24,186               42,195              47,572
                                                    ----------------    ----------------     ----------------    ----------------
          Underwriting income (loss)                            378             (2,651)                1,032             (4,202)

Interest expense                                              (478)               (598)                (879)             (1,192)
Merger expense                                                    -                   -                    -               (710)
Lease termination expense                                         -             (1,300)                    -             (1,300)
Net investment income                                         1,605               1,679                3,286               3,486
Net realized investment gains                                   348                 516                  985               1,541
Commissions and fees                                              5                  80                    5                 223
                                                    ----------------    ----------------     ----------------    ----------------
    Income (loss) before income taxes                         1,858             (2,274)                4,429             (2,154)

Provision (benefit) for income taxes:
  Current                                                     (122)                (55)                  402                  21
  Deferred                                                      666               (908)                  928               (950)
                                                    ----------------    ----------------     ----------------    ----------------
    Total provision (benefit) for income taxes                  544               (963)                1,330               (929)
                                                    ----------------    ----------------     ----------------    ----------------

          Net income (loss)                               $   1,314         $   (1,311)            $   3,099         $   (1,225)
                                                    ================    ================     ================    ================

Earnings (loss) per common share:
    Net income (loss)                                     $    0.39         $    (0.39)            $    0.92         $    (0.37)
                                                    ================    ================     ================    ================

    Weighted average shares outstanding                       3,395               3,353                3,376               3,348

                 See accompanying notes to interim consolidated
                             financial statements.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                                    June 30,                 December 31,
                                                                                       1997                      1996
                                                                              ---------------------      ---------------------
                                                                                   (unaudited)
Investments:
Fixed maturities,  available-for-sale  (amortized cost of $96,915 and $101,799 at
     June 30, 1997 and December 31, 1996,
     respectively)                                                                       $   97,713                $  102,494

Common equity securities,  available-for-sale (cost of $7,221 and $7,217 at June
     30, 1997 and December 31, 1996, respectively)
                                                                                             10,470                     9,779

Preferred equity  securities,  available-for-sale  (cost of $4,557 and $3,971 at
     June 30, 1997 and December 31, 1996,
     respectively)                                                                            5,050                     4,253

Other invested assets (cost of $3,500 and $2,667 at June 30,
      1997 and December 31, 1996, respectively)                                               4,110                     2,849

Short-term investments                                                                        1,581                       890
                                                                              ---------------------      ---------------------

Total investments                                                                           118,924                   120,265

Cash and cash equivalents                                                                       355                     6,434
Accrued investment income                                                                     1,334                     1,399
Agents balances and premiums receivable (less allowance for doubtful accounts of
     $446 at June 30, 1997 and December 31,
     1996)                                                                                   14,976                    10,882
Reinsurance recoverable:
     Paid loss and loss adjustment expenses                                                   2,420                     2,749
     Unpaid loss and loss adjustment expenses                                                 6,464                     6,443
Ceded unearned premiums                                                                       1,074                     1,849
Deferred policy acquisition costs                                                            18,838                    16,101
Furniture, equipment and improvements, net                                                    5,391                     4,747
Income taxes recoverable                                                                      1,818                     2,802
Other assets                                                                                 11,114                     7,747
                                                                              ---------------------      ---------------------

         Total assets                                                                    $  182,708                $  181,418
                                                                              =====================      =====================



                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     June 30,                 December 31,
                                                                                       1997                       1996
                                                                               ---------------------      ---------------------
                                                                                   (unaudited)
Liabilities:
     Unpaid losses and loss adjustment expenses                                         $    39,604                 $    42,009
     Unearned premiums                                                                       36,624                      33,939
     Funds held as collateral                                                                26,148                      29,928
     Bank indebtedness                                                                       14,500                      12,500
     Amounts due to reinsurers                                                                  288                         345
     Deferred Federal income taxes                                                            3,205                       1,842
     Other liabilities                                                                        8,715                      10,923
                                                                               ---------------------      ---------------------

         Total liabilities                                                                  129,084                     131,486

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000
         shares authorized; issued and outstanding: none                                          -                           -
     Common stock, $.01 par value, 10,000,000
         shares authorized, issued and outstanding: 3,369,577 at
         June 30, 1997 and 3,326,002 at December 31, 1996                                        34                          33
     Additional paid-in capital                                                              17,216                      16,827
     Net unrealized appreciation of investments carried at market,
         net of income taxes                                                                  3,399                       2,456
     Retained earnings                                                                       32,975                      30,616
                                                                               ---------------------      ---------------------

         Total stockholders' equity                                                          53,624                      49,932
                                                                               ---------------------      ---------------------

                  Total liabilities and stockholders' equity                              $  182,708                 $  181,418
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

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Dollars in thousands)

                                                                  Three months ended                 Six months ended
                                                                       June 30,                          June 30,
                                                                       --------                          --------
                                                                1997           1996               1997            1996
                                                                ----           ----               ----            ----

Cash flows from operating activities:
     Net income (loss)                                     $    1,314     $    (1,311)       $    3,099      $    (1,225)
     Adjustments to reconcile net income to cash provided
         by operating activities:

        Change in agents' balances and premiums
            receivable and unearned premiums                    1,200            (269)          (1,409)           (3,936)
        Change in accrued investment income                        88               82               65               135
        Change in unpaid losses and loss adjustment
            expenses                                              582            1,652          (2,405)             4,308
        Change in reinsurance recoverable on paid and
            unpaid losses and loss adjustment expenses
            and ceded unearned premiums                         (288)          (2,296)            1,083           (2,461)
        Change in amounts due to/from reinsurers                (324)            (851)             (57)             (511)
        Change in other assets and other liabilities          (2,847)              739          (5,575)             3,744
        Change in income taxes, net                               333          (1,355)            1,861           (1,908)
        Change in deferred policy acquisition costs           (2,625)          (1,103)          (2,737)             (909)
        Net realized gain on sale of investments                (348)            (505)            (985)           (1,657)
        Net realized (gain)loss on sale of fixed assets           (7)                -              (5)                 1
        Provision for depreciation and amortization               316              325              661               655
                                                          ------------    -------------     ------------    --------------

           Net cash used by operating activities              (2,606)          (4,892)          (6,404)           (3,764)

Cash flows from investing activities:

     Cash received from investments sold, matured,
     called or repaid:
         Investments available-for-sale                        15,304           12,885           28,362            35,305
     Cash paid for investments acquired:
         Investments available-for-sale                      (12,335)         (11,961)         (24,579)          (27,274)
     Amortization of discount on bonds                           (30)               46             (28)                83
     Capital expenditures, net                                (1,187)            (585)          (1,300)           (1,305)
                                                          ------------    -------------     ------------    --------------

     Net cash provided by investing activities                  1,752              385            2,455             6,809


                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Dollars in thousands)

                                                                  Three months ended                 Six months ended
                                                                       June 30,                          June 30,
                                                                       --------                          --------
                                                                1997           1996               1997            1996
                                                                ----           ----               ----            ----

Cash flows from financing activities:

     Proceeds from issuance of long term debt                   2,000                -            2,000
     Proceeds from issuance of common stock                       164               19              390               265
     Change in funds held as collateral                       (1,043)            (602)          (3,780)           (5,974)
     Dividends paid                                             (371)            (468)            (740)             (729)
                                                          ------------    -------------     ------------    --------------

     Net cash provided (used) by financing activities             750          (1,051)          (2,130)           (6,438)
                                                          ------------    -------------     ------------    --------------

Net decrease in cash and cash equivalents                       (104)          (5,558)          (6,079)           (3,393)


Cash and cash equivalents at beginning of period                  459            7,397            6,434             5,232
                                                          ------------    -------------     ------------    --------------

Cash and cash equivalents at end of period                    $   355        $   1,839           $  355          $  1,839
                                                          ============    =============     ============    ==============





Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest                                                 $   478        $    598           $   879          $  1,192
     Income taxes                                                 212             748               256             1,312

Cash received during the period on:
     Investments sold prior to maturity                       $13,594        $ 11,885           $23,765          $ 34,005
     Investments held to maturity                               1,710           1,000             4,597             1,300




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

                 Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         Results of Operations

         Net premiums earned remained relatively constant at $21,535,000 and $43,370,000 for the three months and six months ended June 30, 1996, respectively, as compared to $21,781,000 and $43,227,000 for the three months and six months ended June 30, 1997, respectively. The Company generally earns premiums ratably over the assigned bond terms for the surety operations and the policy term for the specialty property and casualty operations.

         Net losses and loss adjustment expenses decreased 33% and 31% from $11,830,000 and $21,901,000 for the three months and six months ended June 30, 1996, respectively, to $7,983,000 and $15,050,000 for the three months and six months ended June 30, 1997, respectively. The loss ratio for the surety operations decreased from 45% and 41% for the three months and six months ended June 30, 1996, respectively, to 29% and 27% for the three months and six months ended June 30, 1997, respectively. This improved loss ratio is reflective of decreased loss severity primarily in the contract performance and payment product line. The loss ratio for the property and casualty operations also decreased from 85% and 79% for the three months and six months ended June 30, 1996, respectively, to 58% for each of the three months and six months ended June 30, 1997, primarily due to improved results on business written under the Arizona private passenger automobile program.

         Policy acquisition costs increased as a percentage of net premiums earned from 42%, or $9,069,000, and 43%, or $18,556,000, for the three months and six months ended June 30, 1996, respectively, to 47%, or $10,151,000, and 49%, or $20,973,000, for the three months and six months ended June 30, 1997, respectively. Such increase is primarily attributable to increased costs of the Company's branch office network without a corresponding increase in premiums earned on business written through the Company's branches, as well as a decline in contingent commissions earned by the Company due to changes in its reinsurance treaties.

         General operating costs remained relatively steady as a percentage of net premiums earned at 15%, or $3,287,000, and 16%, or $7,115,000, for the three months and six months ended June 30, 1996, respectively, as compared to 15%, or $3,269,000, and 14%, or $6,172,000, for the three months and six months ended June 30, 1997, respectively. The improvement in general and administrative expenses for the six months ended June 30, 1997 is reflective of operational efficiencies associated with the merger with Condor Services, Inc. which was consumated on March 14, 1996.

         Underwriting results were losses of $2,651,000 and $4,202,000 for the three months and six months ended June 30, 1996, respectively, and income of $378,000 and $1,032,000 for the three months and six months ended June 30, 1997, respectively. The combined ratio decreased from 112% and 110% for the three months and six months ended June 30, 1996, respectively, to 98% for each of the three months and six months ended June 30 1997.

         Interest expense decreased 20% and 26% from $598,000 and $1,192,000 for the three months and six months ended June 30, 1996, respectively, to $478,000 and $879,000 for the three months and six months ended June 30, 1997, respectively. The decrease is attributable to a decrease in the interest rate on the bank indebtedness from an average 8.7% for the six months ended June 30, 1996 to an average rate of 7.1% for the six months ended June 30, 1997. The decrease is also attributed to an overall reduction in average funds held as collateral from $31,977,000 and $34,663,000 for the three months and six months ended June 30, 1996, respectively, to $26,670,000 and $28,038,000 for the three months and six months ended June 30, 1997, respectively. Collateral rates are adjusted at various times throughout the year in accordance with general market conditions.

         A non-recurring $1,300,000 pre-tax charge for the costs associated with accelerating the lease termination date on the Company's former home office from July 31, 1998 to June 30, 1997 was charged to operations during the second quarter of 1996. During the second quarter of 1997, the Company moved its home office to Calabasas, CA. The new home office has allowed the Company to consolidate the operations of its surety subsidiaries, Amwest Surety Insurance Company and Far West Insurance Company, with the operations of its property and casualty subsidiary, Condor Insurance Company.

         Net investment income decreased 4% and 6% from $1,679,000 and $3,486,000 for the three months and six months ended June 30, 1996, respectively, to $1,605,000 and $3,286,000 for the three months and six months ended June 30, 1997, respectively. The decrease is primarily due to a decrease in the amount of invested assets from $121,356,000 at June 30, 1996 to $118,924,000 at June 30, 1997.

         Net realized investment gains decreased from $516,000 and $1,541,000 for the three months and six months ended June 30, 1996, respectively, to $348,000 and $985,000 for the three months and six months ended June 30, 1997, respectively. The investments sold during the three months and six months ended June 30, 1997 were primarily equity securities and certain fixed income investments including mortgage-backed and municipal bond securities.

         Income before income taxes increased from losses of $2,274,000 and $2,154,000 for the three months and six months ended June 30, 1996, respectively, to income of $1,858,000 and $4,429,000 for the three months and six months ended June 30, 1997, respectively, due to the factors outlined above.

         The effective tax benefit was 42% and 43% for the three months and six months ended June 30, 1996 as compared to an effective tax rate of 29% and 30% for the three months and six months ended June 30, 1997. The primary reason for the variance from the corporate income tax rate of 34% is tax advantaged income received on a portion of the Company's investment portfolio.

         Net income increased from net losses of $1,311,000 and $1,225,000 for the three months and six months ended June 30, 1996, respectively, to net income of $1,314,000 and $3,099,000 for the three months and six months ended June 30, 1997, respectively, due to the factors outlined above.


         Liquidity and Capital Resources

         As of June 30, 1997, the Company held total cash and cash equivalents and invested assets of $119,279,000. This amount includes an aggregate of $26,148,000 in funds held as collateral which is shown as a liability on the Company's consolidated balance sheets. As of June 30, 1997, the Company's invested assets consisted of $97,713,000 in fixed maturities, $10,470,000 in common equity securities, $5,050,000 in preferred equity securities, $4,110,000 in other invested assets and $1,581,000 in short-term investments, including certificates of deposit with original maturities less than one year.

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

         On August 6, 1993, the Company entered into a revolving credit agreement with Union Bank for $12,500,000. The loan was amended on April 24, 1995 and again on July 10, 1996 to increase the amount available under the revolving line of credit from $12,500,000 to $15,000,000. The loan has a variable rate based upon fluctuations in the London Interbank Offered Rate (LIBOR) with amortizing credit line reduction each September 30, ultimately maturing on September 30, 2001. On June 30, 1997, the Company increased its outstanding balance by $2,000,000 to $14,500,000. On September 30, 1997, the revolving credit line is scheduled to be reduced to $12,000,000. The interest rate at June 30, 1997 was 7.1%. The credit agreement contains certain financial covenants with respect to capital expenditures, business acquisitions, liquidity ratio, leverage ratio, tangible net worth, net profit and dividend payments.

         The Company terminated a portion of its lease with Trillium/Woodland Hills on June 30, 1997. The Company is still responsible for approximately 18,000 square feet through July 31, 1998. The Company is a party to a new lease with Ahmanson Commercial Development Company for its corporate headquarters. The lease commenced on May 27, 1997. The new lease term is for 15 years and contains provisions for scheduled lease charges. The Company's minimum lease commitment for the remainder of 1997 is approximately $596,000. The Company also has the option to purchase this new building and land three years into the lease period at a predetermined rate for the building, with the value of land based on then existing market rates.

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

         The Company used $4,892,000 and $3,764,000 in cash from operating activities for the three months and six months ended June 30, 1996 as compared to $2,606,000 and $6,404,000 for the three months and six months ended June 30, 1997. The Company generated $385,000 and $6,809,000 in cash from investing activities for the three months and six months ended June 30, 1996 as compared to $1,752,000 and $2,455,000 for the three months and six months ended June 30, 1997. The Company used $1,051,000 and $6,438,000 in cash from financing activities for the three months and six months ended June 30, 1996 as compared to generating $750,000 and using $2,130,000 for the three months and six months ended June 30, 1997.

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

                                     TABLE 1

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                 SUMMARY OF PREMIUMS AND LOSSES BY PRODUCT LINE
                             (Dollars in thousands)


                                             Three months ended              Six months ended                   Year ended
                                                  June 30,                       June 30,                      December 31,
             Type of Bond                   1997            1996            1997           1996            1996            1995
             ------------                   ----            ----            ----           ----            ----            ----

Contract
    Gross premiums written                 $  15,059       $  13,823       $  24,678      $  25,423        $ 49,782        $ 54,039
    Net premiums earned                       10,690          11,240          21,768         23,283          46,158          49,736
    Net losses and loss adjustment
       expenses                                4,102           6,411           7,559         12,050          24,430          20,044
    Loss ratio                                   38%             57%             35%            52%             53%             40%

Court
    Gross premiums written                $    2,589      $    2,588      $    5,096     $    5,172       $  11,197       $   7,669
    Net premiums earned                        2,352           2,449           4,994          5,126          10,897           7,816
    Net losses and loss adjustment
       expenses                                   73             185               7            734             835             323
    Loss ratio                                    3%              8%              0%            14%              8%              4%

Commercial Surety
    Gross premiums written                $    4,247      $    2,918      $    7,714     $    4,625       $  11,191       $   8,374
    Net premiums earned                        3,206           2,409           5,558          4,591           8,407           9,746
    Net losses and loss adjustment
       expenses                                  583             638           1,115            887           2,553           1,767
    Loss ratio                                   18%             26%             20%            19%             30%             18%

Total Surety
    Gross premiums written                 $  21,895       $  19,329       $  37,488      $  35,220       $  72,170       $  70,082
    Net premiums earned                       16,248          16,098          32,320         32,999          65,462          67,298
    Net losses and loss adjustment
       expenses                                4,758           7,234           8,681         13,671          27,818          22,134
    Loss ratio                                   29%             45%             27%            41%             42%             33%

Property & Casualty
    Gross premiums written                         $      $    6,420       $  12,296      $  13,737       $  25,172       $  24,101
                                               6,280
    Net premiums earned                        5,533           5,437          10,907         10,371          22,421          17,872
    Net losses and loss adjustment
       expenses                                3,225           4,596           6,369          8,230          18,830          13,131
    Loss ratio                                   58%             85%             58%            79%             84%             73%

Total Company
    Gross premiums written                 $  28,175       $  25,749       $  49,784      $  48,957       $  97,342       $  94,183
    Net premiums earned                       21,781          21,535          43,227         43,370          87,883          85,170
    Net losses and loss adjustment
        expenses                               7,983          11,830          15,050         21,901          46,648          35,265
    Loss ratio                                   37%             55%             35%            50%             53%             41%



                           PART II - OTHER INFORMATION

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

Items 1-3:        LEGAL PROCEEDINGS, CHANGE IN SECURITIES, DEFAULTS UPON SENIOR
                  SECURITIES

                  None

Item 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (a)      The annual meeting of stockholders was held on May
                           30, 1997.

                  (b) (i) The following directors were elected to serve until the 2000 Annual Meeting of Stockholders or until their successors have been duly elected and qualified:

                           Richard H. Savage
                           Steven R. Kay
                           Charles L. Schultz

                           (ii) The other directors whose terms of office continued after the meeting are:

                           John E. Savage
                           Guy A. Main
                           Arthur F. Melton
                           Thomas R. Bennett
                           Edgar L. Fraser
                           Bruce A. Bunner
                           Jonathan K. Layne


                  (c) (i) Of the 2,792,300 shares represented at the meeting, the directors named in (b) (i) above were elected by the following votes:

                                                     No. of Votes Received
                                                  ------------------------
                                                                 Withhold
                                        Name         For         Authority

                           Richard H. Savage      2,784,759        7,541
                           Steven R. Kay          2,786,059        6,241
                           Charles L. Schultz     2,784,159        8,141


Item 5:           OTHER INFORMATION

                  None

Item 6:           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits
                           See the Exhibit Index on page 16.

                  (b)      Reports on Form 8-K
                           There were no reports filed on Form 8-K during the three months ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 AMWEST INSURANCE GROUP, INC.





         Date: August 13, 1997          by:  /s/         JOHN E. SAVAGE
                                            ---------------------------------
                                                       John E. Savage
                                                President, Co-Chief Executive
                                                           Officer
                                                 and Chief Operating Officer
                                                (Principal Executive Officer)



                                        by:  /s/        STEVEN R. KAY
                                             --------------------------------
                                                        Steven R. Kay
                                                   Senior Vice-President,
                                                  Chief Financial Officer,
                                                   Treasurer and Director
                                                  (Principal Financial and
                                                Principal Accounting Officer)

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

11        Statement re computation of per share earnings .......   Page 17

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