Form 10-Q
period 1997-09-30
AMWEST INSURANCE GROUP INC
filed 1997-11-14
CIK 780118

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

                 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

                         Commission file number: 1-9580

                          AMWEST INSURANCE GROUP, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                            95-2672141
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


5230 Las Virgenes Rd.
Calabasas, California                                                     91302
 (Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code:              (818) 871-2000
                                                                ---------------



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

         As of November 12, 1997, 3,435,121 shares of common stock, $.01 par value, were outstanding.

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

                         PART I - FINANCIAL INFORMATION

                                     Item 1
                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)

                                                            Three months ended                        Nine months ended
                                                               September 30,                            September 30,
                                                               -------------                            -------------
                                                         1997                1996                 1997                1996
                                                         ----                ----                 ----                ----
Underwriting revenues:
     Net premiums written                                $   27,443          $   22,461           $   74,130          $   65,905
     Net change in unearned premiums                        (3,707)               (222)              (7,167)               (296)
                                                    ----------------    ----------------     ----------------    ----------------
          Net premiums earned                                23,736              22,239               66,963              65,609
                                                    ----------------    ----------------     ----------------    ----------------
Underwriting expenses:
    Losses and loss adjustment expenses                      11,280              12,579               27,297              35,852
    Reinsurance recoveries                                  (1,051)             (3,474)              (2,018)             (4,846)
                                                    ----------------    ----------------     ----------------    ----------------
       Net losses and loss adjustment expenses               10,229               9,105               25,279              31,006
    Policy acquisition costs                                 11,610              10,389               32,583              28,945
    General operating costs                                   3,244               2,600                9,416               9,715
                                                    ----------------    ----------------     ----------------    ----------------
       Total underwriting expenses                           25,083              22,094               67,278              69,666
                                                    ----------------    ----------------     ----------------    ----------------
          Underwriting income (loss)                        (1,347)                 145                (315)             (4,057)

Interest expense                                              (585)               (522)              (1,464)             (1,714)
Merger expense                                                    -                   -                    -               (710)
Lease termination expense                                         -                   -                    -             (1,300)
Net investment income                                         1,594               1,581                4,880               5,067
Net realized investment gains                                 1,044                 326                2,029               1,867
Commissions and fees                                             17                   -                   22                 223
                                                    ----------------    ----------------     ----------------    ----------------
    Income (loss) before income taxes                           723               1,530                5,152               (624)

Provision (benefit) for income taxes:
  Current                                                       311                 505                  713                 526
  Deferred                                                    (273)               (165)                  655             (1,115)
                                                    ----------------    ----------------     ----------------    ----------------
    Total provision (benefit) for income taxes                   38                 340                1,368               (589)
                                                    ----------------    ----------------     ----------------    ----------------
          Net income (loss)                             $       685          $    1,190          $     3,784       $        (35)
                                                    ================    ================     ================    ================

Earnings (loss) per common share:
    Net income (loss)                                   $      0.20          $     0.36          $      1.11       $      (0.01)
                                                    ================    ================     ================    ================

    Weighted average shares outstanding                       3,478               3,347                3,410               3,348

                 See accompanying notes to interim consolidated
                             financial statements.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                                  September 30,              December 31,
                                                                                       1997                      1996
                                                                              ---------------------      ---------------------
                                                                                   (unaudited)
Investments:
Fixedmaturities,  available-for-sale  (amortized cost of $99,928 and $101,799 at
     September 30, 1997 and December 31, 1996,
     respectively)                                                                       $  101,994                $  102,494

Common equity  securities,  available-for-sale  (cost of  $7,135  and  $7,217 at
     September 30, 1997 and December 31, 1996,
     respectively)                                                                           11,365                     9,779

Preferred equity  securities,  available-for-sale  (cost of $3,795 and $3,971 at
     September 30, 1997 and December 31, 1996,
     respectively)                                                                            4,294                     4,253

Other invested assets (cost of $3,858 and $2,667 at September 30,
     1997 and December 31, 1996, respectively)                                                4,493                     2,849

Short-term investments                                                                        1,734                       890
                                                                              ---------------------      ---------------------
Total investments                                                                           123,880                   120,265

Cash and cash equivalents                                                                     3,193                     6,434
Accrued investment income                                                                     1,444                     1,399
Agents balances and premiums receivable (less allowance for doubtful accounts of
     $467 at September 30, 1997 and $446 at
     December 31, 1996)                                                                      15,140                    10,882
Reinsurance recoverable:
     Paid loss and loss adjustment expenses                                                   2,092                     2,749
     Unpaid loss and loss adjustment expenses                                                 6,843                     6,443
Ceded unearned premiums                                                                       1,806                     1,849
Deferred policy acquisition costs                                                            20,563                    16,101
Furniture, equipment and improvements, net                                                    5,289                     4,747
Income taxes recoverable                                                                      1,627                     2,802
Other assets                                                                                 11,264                     7,747
                                                                              ---------------------      ---------------------
         Total assets                                                                    $  193,141                $  181,418
                                                                              =====================      =====================



                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  September 30,               December 31,
                                                                                       1997                       1996
                                                                               ---------------------      ---------------------
                                                                                   (unaudited)
Liabilities:
     Unpaid losses and loss adjustment expenses                                          $   41,934                 $    42,009
     Unearned premiums                                                                       41,062                      33,939
     Funds held as collateral                                                                25,073                      29,928
     Bank indebtedness                                                                       14,500                      12,500
     Amounts due to reinsurers                                                                  605                         345
     Deferred Federal income taxes                                                            3,707                       1,842
     Other liabilities                                                                       10,042                      10,923
                                                                               ---------------------      ---------------------
         Total liabilities                                                                  136,923                     131,486

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000
         shares authorized; issued and outstanding: none                                          -                           -
     Common stock, $.01 par value, 10,000,000
         shares authorized, issued and outstanding: 3,421,350 at
         September 30, 1997 and 3,326,002 at December 31, 1996                                   34                          33
     Additional paid-in capital                                                              17,993                      16,827
     Net unrealized appreciation of investments carried at market,
         net of income taxes                                                                  4,904                       2,456
     Retained earnings                                                                       33,287                      30,616
                                                                               ---------------------      ---------------------
         Total stockholders' equity                                                          56,218                      49,932
                                                                               ---------------------      ---------------------
                  Total liabilities and stockholders' equity                              $  193,141                 $  181,418
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

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Dollars in thousands)

                                                                   Three months ended                     Nine months ended
                                                                     September 30,                          September 30,
                                                                     -------------                          -------------
                                                                1997                1996              1997                 1996
                                                                ----                ----              ----                 ----
Cash flows from operating activities:

     Net income (loss)                                           $     685       $     1,190       $     3,784         $       (35)
     Adjustments to reconcile net income to cash provided
         by operating activities:

        Change in agents' balances and premiums
            receivable and unearned premiums                         4,274               684             2,865              (3,252)
        Change in accrued investment income                          (110)              (14)              (45)                  121
        Change in unpaid losses and loss adjustment
            expenses                                                 2,330             (249)              (75)                4,059
        Change in reinsurance recoverable on paid and
            unpaid losses and loss adjustment expenses
            and ceded unearned premiums                              (783)           (1,490)               300              (3,951)
        Change in amounts due to/from reinsurers                       317             (559)               260              (1,070)
        Change in other assets and other liabilities                 1,177             2,846           (4,398)                6,590
        Change in income taxes, net                                   (82)               372             1,779              (1,536)
        Change in deferred policy acquisition costs                (1,725)               286           (4,462)                (623)
        Net realized gain on sale of investments                   (1,049)             (326)           (2,034)              (1,983)
        Net realized loss on sale of fixed assets                       53                 1                48                    2
        Provision for depreciation and amortization                    336               262               997                  917
                                                          -----------------   ---------------   ---------------    -----------------
           Net cash provided (used) by operating
     activities                                                      5,423             3,003             (981)                (761)

Cash flows from investing activities:

     Cash received from investments sold
         prior to maturity                                          11,813            14,237            35,578               48,242
     Cash received from investments
         matured or called                                           2,014             2,323             6,611                3,623
     Cash paid for investments acquired                           (15,390)          (12,311)          (39,969)             (39,585)
     Amortization of discount on bonds                                (60)                45              (88)                  128
     Capital expenditures, net                                       (287)             (460)           (1,587)              (1,765)
                                                          -----------------   ---------------   ---------------    -----------------
     Net cash provided (used) by investing activities              (1,910)             3,834               545               10,643



                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Dollars in thousands)

                                                                   Three months ended                        Nine months ended
                                                                     September 30,                             September 30,
                                                                     -------------                             -------------
                                                                1997                1996              1997                 1996
                                                                ----                ----              ----                 ----
Cash flows from financing activities:

     Proceeds from issuance of long term debt                            -                 -             2,000                    -
     Proceeds from issuance of common stock                            776                 -             1,166                  265
     Change in funds held as collateral                            (1,075)             (422)           (4,855)              (6,396)
     Dividends paid                                                  (376)             (367)           (1,116)              (1,096)
                                                          -----------------   ---------------   ---------------    -----------------
     Net cash used by financing activities                           (675)             (789)           (2,805)              (7,227)
                                                          -----------------   ---------------   ---------------    -----------------

Net increase (decrease) in cash and cash equivalents
                                                                     2,838             6,048           (3,241)                2,655

Cash and cash equivalents at beginning of period                       355             1,839             6,434                5,232
                                                          -----------------   ---------------   ---------------    -----------------
Cash and cash equivalents at end of period                     $     3,193       $     7,887       $     3,193          $     7,887
                                                          =================   ===============   ===============    =================





Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest                                                  $       585       $       522       $     1,464          $     1,714
     Income taxes                                                     (29)             (292)               227                1,020




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

         (1)     Acquisitions

         On August 7, 1997, the Company acquired all of the outstanding shares of Western States Bond Agency, Inc., a Denver, Colorado based insurance agency specializing in surety bonds. In connection with the acquisition, the Company issued 35,000 shares of its common stock. The shares issued are part of the Company's 250,000 share shelf registration statement (the"Registration Statement") declared effective by the SEC on June 13, 1997.

         On November 4, 1997, the Company acquired all of the outstanding shares of Surety Bond Writers, Inc., an Overland Park, Kansas insurance agency specializing in surety bonds. In connection with the acquisition, the Company issued 12,281 shares of its common stock. These shares are also a part of the Registration Statement.

                 Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         Results of Operations

         Premiums written increased 22% and 8% from $24,719,000 and $73,676,000 for the three months and nine months ended September 30, 1996, respectively, as compared to $30,083,000 and $79,868,000 for the three months and nine months ended September 30, 1997, respectively.

         The Company believes that the growth in surety premiums written is reflective of the impact the regionalization of its contract surety underwriting operation has had on better serving its customers by having more underwriters and authority in the field. Additionally, written surety premium also benefited by approximately $750,000 due to the acquisition of Western States Bond Agency in 1997. The Company also experienced strong growth in commercial surety and probate operations.

         Premiums for the property and casualty division also increased by 26% for the three months ended September 30, 1997, primarily due to the Company's Homeowners Programs in Hawaii and California, as well as growth in the Arizona Private Passenger Automobile Program.

         Net premiums earned increased 7% and 2% from $22,239,000 and $65,609,000 for the three months and nine months ended September 30, 1996, respectively, as compared to $23,736,000 and $66,963,000 for the three months and nine months ended September 30, 1997, respectively. The Company generally earns premiums ratably over the assigned bond terms for the surety operations and the policy term for the specialty property and casualty operations.

         Net losses and loss adjustment expenses increased 12% and decreased 19% from $9,105,000 and $31,006,000 for the three months and nine months ended September 30, 1996, respectively, to $10,229,000 and $25,279,000 for the three months and nine months ended September 30, 1997, respectively. The loss ratio for the surety operations increased from 25% for the three months ended September 30, 1996 to 30% for the three months ended September 30, 1997. This increase in the loss ratio is primarily due to a loss of approximately $800,000 on an immigration bond program written through an agent in the State of Texas. As is the case with bail bonds, the agent is liable for all losses incurred on this program. However, it currently does not appear that the agent is likely to fully reimburse the Company for expected losses under this program. Losses of this magnitude are unusual for the court division. (The last occurrence of this magnitude was in 1987.) The loss ratio for the property and casualty operations also increased from 70% for the three months ended September 30, 1996 to 87% for the three months ended September 30, 1997, primarily due to a recent unfavorable development of bodily injury claims for the 1995 accident year for the commercial trucking line.

         Policy acquisition costs increased as a percentage of net premiums earned from 47%, or $10,389,000, and 44%, or $28,945,000, for the three months and nine months ended September 30, 1996, respectively, to 49%, or $11,610,000, and 49%, or $32,583,000, for the three months and nine months ended September 30, 1997, respectively. Such increase is primarily attributable to a decline in contingent commissions earned by the Company due to changes in its reinsurance treaties.

         General operating costs increased from $2,600,000 for the months ended September 30, 1995 to $3,244,000 for the comparable 1997 period. The increase in general operating costs is primarily reflective of reduced bonus accruals in the comparable 1996 period, as well as costs incurred by the Company in the quarter ended September 30, 1997 relating to the development of a new surety bonding system.

         The Company had underwriting income of $145,000 and an underwriting loss of $4,057,000 for the three months and nine months ended September 30, 1996, respectively, compared with underwriting losses of $1,347,000 and $315,000 for the three months and nine months ended September 30, 1997, respectively. The combined ratio increased from 99% for the three months ended September 30, 1996 to 106% for the three months ended September 30, 1997 and decreased from 106% for the nine months ended September 30, 1996 to 100% for the nine months ended September 30 1997, due to the factors discussed above.

         Interest expense increased 12% and decreased 15% from $522,000 and $1,714,000 for the three months and nine months ended September 30, 1996, respectively, to $585,000 and $1,464,000 for the three months and nine months ended September 30, 1997, respectively. The increase in the three month amount is attributable to an increase in the outstanding balance of bank indebtedness from $12,500,000 to $14,500,000 in June of 1997 as well as an increase in the interest rate on the bank indebtedness from an average 7.3% for the three months ended September 30, 1996 to an average rate of 7.9% for the three months ended September 30, 1997. This increase was partially offset by a reduction in funds held as collateral from $26,148,000 to $25,073,000 on which the Company pays interest at a rate of approximately 3.5%.

         Net investment income increased 1% and decreased 4% from $1,581,000 and $5,067,000 for the three months and nine months ended September 30, 1996, respectively, to $1,594,000 and $4,880,000 for the three months and nine months ended September 30, 1997, respectively. The increase for the three months ended September 30,1997 is primarily due to an increase in the amount of average invested assets from $119,453,000 at September 30, 1996 to $121,402,000 at September 30, 1997.

         Net realized investment gains increased from $326,000 and $1,867,000 for the three months and nine months ended September 30, 1996, respectively, to $1,044,000 and $2,029,000 for the three months and nine months ended September 30, 1997, respectively. The investments sold during the three months ended September 30, 1997 were primarily equity securities and certain fixed income investments including convertible bonds and municipal bond securities.

         Income before income taxes increased from income of $1,530,000 and a loss of $624,000 for the three months and nine months ended September 30, 1996, respectively, to income of $723,000 and $5,152,000 for the three months and nine months ended September 30, 1997, respectively, due to the factors outlined above.

         The effective tax rate was 22% and a benefit of 94% for the three months and nine months ended September 30, 1996, respectively, as compared to an effective tax rate of 5% and 27% for the three months and nine months ended September 30, 1997, respectively. The primary reason for the variance from the corporate income tax rate of 34% for the quarter ended September 30, 1997 is tax advantaged income received on a portion of the Company's investment portfolio, as well as benefits attributable to disqualifying incentive stock option dispositions in the quarter ended September 30, 1997.

         Net income increased from net income of $1,190,000 and net loss of $35,000 for the three months and nine months ended September 30, 1996, respectively, to net income of $685,000 and $3,784,000 for the three months and nine months ended September 30, 1997, respectively, due to the factors outlined above.

         Liquidity and Capital Resources

         As of September 30, 1997, the Company held total cash and cash equivalents and invested assets of $127,073,000. This amount includes an aggregate of $25,073,000 in funds held as collateral which is shown as a liability on the Company's consolidated balance sheets. As of September 30, 1997, the Company's invested assets consisted of $101,994,000 in fixed maturities, $11,365,000 in common equity securities, $4,294,000 in preferred equity securities, $4,493,000 in other invested assets and $1,734,000 in short-term investments, including certificates of deposit with original maturities less than one year.

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

         On August 6, 1993, the Company entered into a revolving credit agreement with Union Bank for $12,500,000. The loan was amended on April 24, 1995 and again on July 10, 1996 to increase the amount available under the revolving line of credit from $12,500,000 to $15,000,000. The loan has a variable rate based upon fluctuations in the London Interbank Offered Rate (LIBOR) with amortizing credit line reduction each September 30, ultimately maturing on September 30, 2001. On June 30, 1997, the Company increased its outstanding balance by $2,000,000 to $14,500,000. On September 30, 1997, the agreement was amended to update certain covenant calculations and to modify the payment schedule. The next payment is scheduled for September 30, 1998. The interest rate at September 30, 1997 was 7.9%. The credit agreement contains certain financial covenants with respect to capital expenditures, business acquisitions, liquidity ratio, leverage ratio, tangible net worth, net profit and dividend payments.

         The Company terminated a portion of its lease with Trillium/Woodland Hills on June 30, 1997. The Company is still responsible for rental p ayments associated with approximately 18,000 square feet through July 31, 1998. The Company is also a party to a lease with Ahmanson Commercial Development Company for its corporate headquarters. The lease commenced on May 27, 1997.
         This lease has a term of 15 years and contains provisions for scheduled lease charges. The Company's minimum lease commitment for the remainder of 1997 is approximately $298,000. The Company also has the option to purchase this new building and land three years into the lease period at a predetermined rate for the building, with the value of land based on then existing market rates.

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

         The Company generated $3,003,000 and used $761,000 in cash from operating activities for the three months and nine months ended September 30, 1996 as compared to generating $5,423,000 and using $981,000 for the three months and nine months ended September 30, 1997. The Company generated $3,834,000 and $10,643,000 in cash from investing activities for the three months and nine months ended September 30, 1996 as compared to using $1,910,000 and generating $545,000 for the three months and nine months ended September 30, 1997. The Company used $789,000 and $7,227,000 in cash from financing activities for the three months and nine months ended September 30, 1996 as compared to using $675,000 and $2,805,000 for the three months and nine months ended September 30, 1997.

         Certain statements contained in this Form 10-Q regard matters which are not historical facts and are forward looking statements. Because such forward looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to: a decline in demand for surety bonds or specialty property and casualty insurance, the ineffectiveness of certain management and reorganization changes made, a deterioration in results of any of the Company's product lines, adverse loss development and associated expense incurred by the Company due to the severity or frequency of claims filed with respect to the Company's insurance products, or a general economic decline. The Company undertakes no obligation to release publicly the results of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

                                     TABLE 1

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                 SUMMARY OF PREMIUMS AND LOSSES BY PRODUCT LINE
                             (Dollars in thousands)


                                             Three months ended              Nine months ended                  Year ended
                                                September 30,                  September 30,                   December 31,
             Type of Bond                   1997            1996            1997           1996            1996            1995
             ------------                   ----            ----            ----           ----            ----            ----

Contract
    Gross premiums written                 $  16,205       $  13,341       $  40,883      $  38,764        $ 49,782        $ 54,039
    Net premiums earned                       11,785          11,544          33,553         34,826          46,158          49,736
    Net losses and loss adjustment
       expenses                                3,397           3,403          10,956         15,453          24,430          20,044
    Loss ratio                                   29%             29%             33%            44%             53%             40%

Court
    Gross premiums written                $    2,940       $   2,705       $   8,036      $   7,877       $  11,197       $   7,669
    Net premiums earned                        2,932           2,640           7,926          7,766          10,897           7,816
    Net losses and loss adjustment
       expenses                                1,356             258           1,363            992             835             323
    Loss ratio                                   46%             10%             17%            13%              8%              4%

Commercial Surety
    Gross premiums written                 $   4,064       $   2,973        $ 11,778      $   7,598       $  11,191       $   8,374
    Net premiums earned                        3,443           2,136           9,001          6,727           8,407           9,746
    Net losses and loss adjustment
       expenses                                  604             469           1,719          1,356           2,553           1,767
    Loss ratio                                   18%             22%             19%            20%             30%             18%

Total Surety
    Gross premiums written                 $  23,209       $  19,019       $  60,697      $  54,239       $  72,170       $  70,082
    Net premiums earned                       18,159          16,320          50,479         49,318          65,462          67,298
    Net losses and loss adjustment
       expenses                                5,357           4,130          14,038         17,801          27,818          22,134
    Loss ratio                                   30%             25%             28%            36%             42%             33%

Property & Casualty
    Gross premiums written                 $   6,874       $   5,700       $  19,171      $  19,437       $  25,172       $  24,101
    Net premiums earned                        5,577           5,919          16,484         16,291          22,421          17,872
    Net losses and loss adjustment
       expenses                                4,871           4,975          11,240         13,205          18,830          13,131
    Loss ratio                                   87%             84%             68%            81%             84%             73%

Total Company
    Gross premiums written                 $  30,083       $  24,719       $  79,868      $  73,676       $  97,342       $  94,183
    Net premiums earned                       23,736          22,240          66,963         65,609          87,883          85,170
    Net losses and loss adjustment
       expenses                               10,229           9,105          25,279         31,006          46,648          35,265
    Loss ratio                                   43%             41%             38%            47%             53%             41%



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

                  None


Item 6:           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits
                           See the Exhibit Index on page 16.

                  (b)      Reports on Form 8-K
                           There were no reports filed on Form 8-K during the three months ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 AMWEST INSURANCE GROUP, INC.





         Date: November 14, 1997             by:  /s/         JOHN E. SAVAGE
                                                 ---------------------------
                                                       John E. Savage
                                                President, Co-Chief Executive
                                                           Officer
                                                 and Chief Operating Officer
                                                (Principal Executive Officer)



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