Form 10-K
period 1997-12-31
AMWEST INSURANCE GROUP INC
filed 1998-03-27
CIK 780118

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

5230 Las Virgenes Road
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X ) As of March 26, 1998, 3,471,477 shares of common stock, $.01 par value, were outstanding. As of March 26, 1998, the market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's common stock as reported by the American Stock Exchange, Inc. on such date, was $33,135,924.

                       DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the registrant's definitive proxy statement for the 1997 Annual Meeting of stockholders (incorporated by reference under Part III).

                                TABLE OF CONTENTS


  Item                               PART I                             Page

    1.    Business                                                        1
          General                                                         1
          Products                                                        2
          Underwriting and Collateral                                     4
          Statutory Net Premiums Written to Statutory
               Policyholders' Surplus Ratio                               5
          Combined Ratios                                                 6
          Reinsurance                                                     7
          Reserves                                                        9
          Investments                                                    12
          Marketing and Growth                                           15
          The Safety Association                                         16
          Competition                                                    16
          Employees                                                      16
          Government Regulation                                          17
    2.    Properties                                                     18
    3.    Legal Proceedings                                              18
    4.    Submission of Matters to a Vote of Security Holders            18

                                     PART II

    5.    Market for Registrant's Common Equity and
               Related Stockholder Matters                               19
          Market Information                                             19
          Holders                                                        19
          Dividends                                                      19
    6.    Selected Financial Data                                        20
    7.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       22
          Results of Operations                                          22
          Liquidity and Capital Resources                                25
          Other Matters                                                  26
    8.    Financial Statements and Supplementary Data                    27
    9.    Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                   27

                                    PART III

   10.    Directors and Executive Officers of the Registrant             28
   11.    Executive Compensation                                         28
   12.    Security Ownership of Certain Beneficial Owners
               and Management                                            28
   13.    Certain Relationships and Related Transactions                 28

                                     PART IV

   14.    Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K                                   29

                                     PART I

ITEM 1.        BUSINESS

GENERAL

    Amwest Insurance Group, Inc., a Delaware corporation ("the Company"), is an insurance holding company engaged, through its wholly-owned subsidiaries, Amwest Surety Insurance Company ("Amwest Surety"), Condor Insurance Company ("Condor") and Far West Insurance Company ("Far West") in underwriting surety bonds nationwide, commercial automobile insurance in the State of California and, to a lesser extent, other property and casualty coverages in various parts of the United States. Surety bonds are predominately written through 26 branch offices located throughout the United States. Both the surety and property and casualty products are marketed through independent agents with a small percentage of the Company's business written directly to the insured.

    Amwest Surety and Far West underwrite a wide variety of surety bonds for small to mid-sized surety accounts through independent agents and brokers. Currently, the Company has the capacity to write accounts up to $25 million and individual bonds up to $20 million. In order to protect the Company from major losses on the larger accounts, the Company purchases reinsurance from a consortium of Treasury listed reinsurers. Bonds are underwritten using a variety of factors to help mitigate risk, including the acceptance of full or partial collateral and the usage of funds control where appropriate. See "Reinsurance" and "Business -Underwriting and Collateral."

    According to A.M. Best Company ("Best"), an insurance company rating and statistical service, property and casualty insurance companies wrote approximately $2.7 billion in surety net premiums in 1996. The Company ranked 12th nationally when measured by gross premiums written for all companies writing surety in 1996. In California, which currently is the largest market for surety business and where the Company has historically generated a significant portion of its business, the Company ranked 7th when measured by gross premiums written for all companies writing surety in 1996.

    The Company currently writes most of its non-surety property and casualty products through Condor. Condor primarily writes insurance packages which consist principally of commercial automobile liability and physical damage and, to a lesser extent, general liability and other related coverages for insureds involved in general trucking including solid waste disposal, sand and gravel, transit mix, logging, farm to market, intermodal trucking, less than total load
(LTL), newspaper distribution, tow truck and limousine services industries. In order to accept coverage written on commercial policies by Condor, an applicant must become a member of the Waste Industry Loss Prevention and Safety Association d.b.a. "The Safety Association". In addition to its commercial policies, Condor offers non-standard private passenger automobile insurance in the states of Arizona and California and homeowners coverage in the state of California. The Company offers motorcycle insurance in the state of New York through Amwest and homeowners insurance in the state of Hawaii through Far West.

    The Company was incorporated in California on August 19, 1970 and redomesticated in Delaware on September 11, 1987. During the year ended December 31, 1995, two of the Company's wholly owned subsidiaries, Amwest Surety and Far West, reincorporated from California to Nebraska. Condor was reincorporated from California to Nebraska in December 1997. Accordingly, the Company is registered with the Nebraska Department of Insurance as an insurance holding company.
Amwest Surety is licensed in all 50 states, the District of Columbia, Guam and Puerto Rico, Far West is licensed in 44 states and the District of Columbia and Condor is licensed in California, Arizona and Oregon. Amwest Surety and Far West hold certificates of authority from the United States Department of the Treasury, which qualifies them as acceptable sureties on Federal bonds. Amwest Surety and Far West are rated (a group rating) "A" (Excellent) by Best and Condor is rated "B" (Adequate) .

    The term "the Company" unless the context otherwise requires, refers to Amwest Insurance Group, Inc. and its insurance subsidiaries. The principal executive offices of the Company are located at 5230 Las Virgenes Road, Calabasas, California 91302. The Company's telephone number is (818) 871-2000 and its facsimile number is (818)871-2019.

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

    Specialty Property and Casualty, which includes commercial auto liability and physical damage, general liability, non-standard personal auto, homeowners and other related property and casualty coverages.

    The following tables show, for the periods indicated, the premiums written, net premiums earned, losses and loss adjustment expenses and loss ratios for the Company's four major product lines:

PREMIUMS WRITTEN
                                                                 Years ended December 31,
                                               1997                        1996                        1995
                                                                  (Dollars in thousands)
                                    ------------------------------------------------------------------------------------
Type of Insurance
     Contract performance bonds       $   54,808          50.7%    $  49,782          51.1%     $  54,039          57.4%
     Specialty Property &
     Casualty insurance                   25,480          23.6        25,072          25.9         24,101          25.6
     Court bonds                          11,109          10.3        11,196          11.5          7,669           8.1
     Commercial Surety bonds              16,694          15.4        11,192          11.5          8,375           8.9
                                    ------------- ------------- ------------- ------------- -------------- -------------

         Total                         $ 108,091         100.0%     $ 97,242         100.0%     $  94,184         100.0%
                                    ============= ============= ============= ============= ============== =============

NET PREMIUMS EARNED
                                                                 Years ended December 31,
                                               1997                        1996                        1995
                                                                  (Dollars in thousands)
                                    ------------------------------------------------------------------------------------
Type of Insurance
     Contract performance bonds       $   46,741          50.7%    $  46,158          52.5%     $  49,737          58.4%
     Specialty Property &
     Casualty insurance                   21,585          23.4        22,382          25.5         17,872          21.0
     Court bonds                          11,038          12.0        10,897          12.4          7,816           9.2
     Commercial Surety bonds              12,786          13.9         8,446           9.6          9,745          11.4
                                    ------------- ------------- ------------- ------------- -------------- -------------

         Total                        $   92,150         100.0%    $  87,883         100.0%     $  85,170         100.0%
                                    ============= ============= ============= ============= ============== =============

LOSSES & LOSS ADJUSTMENT EXPENSES AND LOSS RATIOS
                                                                 Years ended December 31,
                                               1997                        1996                        1995
                                                                  (Dollars in thousands)
                                    ------------------------------------------------------------------------------------
Type of Insurance
     Contract performance bonds       $   15,738          33.7%    $  24,430          52.9%     $  20,044          40.3%
     Specialty Property &
     Casualty insurance                   14,644          67.8        18,811          84.1         13,131          73.5
     Court bonds                           1,402          12.7           835           7.7            323           4.1
     Commercial Surety bonds               2,873          22.5         2,571          30.4          1,767          18.1
                                    ------------- ------------- ------------- ------------- -------------- -------------

         Total                        $   34,657          37.6%    $  46,647          53.1%     $  35,265          41.4%
                                    ============= ============= ============= ============= ============== =============



UNDERWRITING AND COLLATERAL

    For the contract and commercial surety lines of business, the Company individually analyzes the risk associated with each application it receives, except for selected categories of miscellaneous bonds. This underwriting evaluation includes verifying the credit history and financial resources of the applicant.

     The Company maintains control of the contract and commercial surety underwriting process through the use of authority limits for each underwriter, through committee underwriting of larger risks and through a system of limited delegation. The Company may require collateral on contract bonds and, occasionally, other types of bonds based upon an assessment of the risk characteristics. The risk assessment includes evaluation of the financial strength of the contractor, the credit history of the contractor, work in progress and successful work experience. Collateral can consist of irrevocable letters of credit, certificates of deposit, cash, savings accounts, publicly traded securities and trust deeds or mortgages on real property. The principal form of collateral accepted by the Company currently consists of irrevocable letters of credit and certificates of deposit. Total collateral held as of December 31, 1997 had a value of approximately $235,097,000. Trust deeds and mortgages on real property held as collateral are not reflected in this figure due to the inexact nature of their disposition values. The Company reflects in its consolidated financial statements only funds received as collateral on which net earnings inure to the benefit of the Company. This amounted to $23,116,000 at December 31, 1997. Recent reductions in total collateral reflect competitive market conditions.

    The underwriting process for the court line of business consists of two separate approaches, one for the wholesale agent written business and another for the retail direct business. The underwriting procedures are as follows:

    Wholesale Underwriting Procedures - The Company contracts with retail agents and, through this contract, the agents are provided with underwriting authority levels ranging from a low of about $20,000 to a maximum of $125,000 together with powers of attorney. Underwriting authority levels are agreed to by the agents in writing. Court division regional managers and home office management set the underwriting levels based upon a number of factors. These factors include the agent's experience, track record, and most importantly, the amount of agent collateral that the Company holds pursuant to the indemnification provisions of the agent contract. Should an agent wish to write a bond that is in excess of his underwriting authority level, he is required to contact the Company for approval. The Company then reviews the collateral with the agent to determine whether or not the collateral is sufficient. Each of the court divisions underwriting staff have been assigned underwriting authority levels. Bonds in excess of staff underwriting authority levels must be approved by management. Generally, the Company requires the agent to obtain full collateral, except in those cases where the agent has a very large amount of contract collateral on deposit with the Company and/or the agent has been in the business for a long period of time. The Company maintains an underwriting approval record in the bond files for each approval. The Company periodically reviews an agent's adherence to these policies through on-site agent reviews or audits.

    Once an agent executes a bond, he reports the execution to the Company along with payment. Powers are replaced in an amount equal to those which have been reported in order to assure a complete reporting of all bonds executed.

    Retail Underwriting Procedures - The Company's retail office in the state of Washington is staffed with court bond underwriters. The retail branch manager has set underwriting authority levels for each of the underwriters. The retail branch managers underwriting authority level is established by court division home office management. Any bond over the underwriter's underwriting authority level must be approved by the branch manager. Any bond over the branch manager's underwriting authority level must be approved by court division home office management, in writing. Full collateral is generally required, however, on smaller bonds ($2,500 or less), underwriters may approve a bond with little collateral if the indemnitors appear to be strong. This evaluation is based upon a TRW credit report and/or employment stability.

    The retail offices are supplied with powers of attorney from the home office. These powers are in turn supplied to non-liable agents who post the bonds. Agents are re-supplied with powers on an as needed basis. Powers for the retail offices are replaced in an amount equal to those which have been reported in order to assure a complete reporting of all bonds executed.

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

                                                                   Years ended December 31,
                                                 1997          1996          1995          1994          1993
                                                                    (Dollars in thousands)
                                             ---------------------------------------------------------------------

Statutory net premiums written                   $100,034       $87,396       $82,814       $84,093       $79,194
Statutory policyholders' surplus                   44,312        40,298        45,361        40,467        39,661
Ratio                                                2.26          2.17          1.83          2.08          2.00

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

    A company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. The Company has calculated it's RBC requirements as of December 31, 1997 and found that it exceeded the highest level of recommended capital requirement.

    The Companies insurance subsidiaries currently prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the various state insurance departments. Prescribed statutory accounting practices include a variety of publications of the NAIC, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The NAIC is working on a project to codify statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. When complete, that project will most likely change the definition of prescribed versus permitted statutory accounting practices and may result in changes to the accounting policies that insurance enterprises use to prepare their statutory financial statements.

COMBINED RATIOS

    The GAAP combined ratio is the sum of (1) the ratio of losses and loss adjustment expenses incurred (including a provision for incurred but not reported losses) to net premiums earned (the "loss ratio") and (2) the ratio of policy acquisition and general operating costs to net premiums earned (the "expense ratio").

    The following table shows the loss ratios, expense ratios and combined ratios of the Company as derived from data prepared in accordance with generally accepted accounting principles. Generally, if the combined ratio is below 100% an insurance company has an underwriting profit; if it is above 100% the company has an underwriting loss.




                                                                   Years ended December 31,
                                                 1997          1996          1995          1994          1993
                                             ------------- ------------- ------------- ------------- -------------

Loss Ratio                                           37.6%         53.1%         41.4%         35.4%         39.5%
Expense Ratio                                        62.9          58.1          63.9          64.2          62.7
                                             ------------- ------------- ------------- ------------- -------------

Combined Ratio                                      100.5%        111.2%        105.3%         99.6%        102.2%
                                             ============= ============= ============= ============= =============

    The decrease in the Company's loss ratio is primarily attributable to a number of large contract bond losses on claims initially reported during 1996 and which adversely developed in the fourth quarter of 1996. Management believes that it has addressed the issues associated with these large contract bond losses by making significant changes in 1997. These changes included regionalization of contract surety underwriting, a strengthening of underwriting expertise in a number of branches, a required higher level of contractor visits by underwriting personnel, an adjustment to the Company's underwriting guidelines for certain specialty construction programs and a change in the reinsurance arrangements to include an aggregate stop-loss treaty for the Company's surety bond business.

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

    On the surety lines of business, the Company's subsidiaries maintain an excess of loss reinsurance treaty with a group of reinsurers lead by Kemper Reinsurance Company, (the "Kemper Treaty"). Kemper Reinsurance Company is a 27.5% participant, Scor Reinsurance Company has a 20% participation, Swiss Reinsurance Company has a 20% participation, Hartford Fire Insurance Company has a 15% participation, Underwriters Reinsurance Company has a 10% participation and General Accident Insurance Company of America has a 7.5% participation in the treaty.

    The Kemper Treaty, which was prospectively amended on October 1, 1997, may be canceled at the election of either party by providing notice of cancellation 90 days prior to any anniversary, however, the reinsurers would remain liable for covered losses incurred up to the cancellation date. The amended Kemper Treaty limits the Company's exposure on any one principal (the person or entity for whose account the surety contract is made, and whose debt or obligation is the subject of the surety contract) to the first $2,000,000 of loss and to losses in excess of $20,000,000. Coverage is provided for most types of bonds which the Company writes except SBA guaranteed bonds and bail bonds, which are not covered by the treaty. The reinsurers' maximum exposure under the Kemper Treaty is $26,000,000 of losses discovered during any one contract period (October 1 to October 1). Effective October 1, 1996 to September 30, 1997, the coverage was $4,000,000 excess $2,000,000. Prior to October 1, 1996, the coverage was $5,500,000 excess $500,000 and the Company received a percentage of the profit, if any, on the treaty in the form of contingent commission. Contingent commissions in the amount of $3,287,000 and $2,226,000 were recognized under the profit sharing provisions of the treaty for the years ended December 31, 1996 and 1995, respectively.

    In conjunction with the change in reinsured limits effective October 1, 1996 the Company, effective January 1, 1997, entered into an aggregate stop-loss treaty with Underwriters Reinsurance Company (Barbados), Inc. This contract covers approximately $5,000,000 of losses and allocated loss adjustment expenses incurred for the 1997 accident year on the surety lines of business in excess of 25.86% of net earned premiums, with an option to increase the coverage by up to $5,000,000 by payment of $1,000,000 prior to the incurrance of $2,500,000 in ceded losses under the original treaty. At December 31, 1997, the Company has not yet pierced this reinsurance treaty.

    Through September 30, 1997, the Company also maintained a semiautomatic bond facultative reinsurance contract for surety bonds. The contract applied to most types of bonds the Company writes with single bond penalty limits up to $10,000,000 or multiple bonds under a specific aggregate work program per principal with limits up to $20,000,000 for contract surety bonds and $25,000,000 for commercial surety bonds. The Company's retention under the contract was $6,000,000 plus 12% of the reinsured amount. The Company's aggregate retention was additionally reinsured by the aforementioned excess of loss reinsurance treaty, further limiting the Company's net exposure.

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

    For its liability lines of business, the Company has reduced its exposure on any one risk with the purchase of excess of loss reinsurance. The net retained amount has varied by year, primarily based on the Company's surplus position. Currently, the Company retains the first $400,000 on any one risk with the next $600,000 ceded to a consortium of reinsurers led by Gerling Global Reinsurance Corporation. From July 1, 1996 to June 30, 1997 the Company participated in this treaty with a 10% share. The Company further reinsures $1,000,000 in excess of $1,000,000 for its liability coverages including extra contractual obligations and excess of policy limits exposures. The Company is also a party to a quota share agreement with regards to its non-standard private passenger automobile business. Under this agreement, the Company cedes 50% of its net liability on all non-standard private passenger automobile coverages.

    For its property coverages, the Company generally retains the first $200,000 on any one exposure and purchases excess of loss reinsurance for $4,800,000 in excess of $200,000. Limits relating to its Hawaiian homeowners and California homeowners programs differ from the above. For Hawaiian homeowners, the Company retains $500,000 ultimate on each net loss with the Company reinsuring $1,250,000 in excess of $500,000. The Company participates in the Hawaii Hurricane Relief Fund, and accordingly, its Hawaiian policies exclude wind coverage over 75 miles per hour. For California homeowners, the Company is party to a quota share agreement in which the Company cedes 75% of its net liability with a limit of $7,500,000 per occurrence.

RESERVES

    The Company maintains reserves for losses and loss adjustment expenses with respect to both reported and unreported claims. The amount of loss reserves for reported claims, including related loss adjustment expense reserves, is generally based upon a case-by-case evaluation of the type of loss. In evaluating reserves for surety losses and loss adjustment expenses, the Company considers a number of factors including an estimate of the costs to complete the project, outstanding obligations to subcontractors, suppliers and the like and prevailing case law and regulations pertaining to the underlying exposures. The Company also considers the financial strength of the principal, possible offsets to the claimed amount and defenses available to the principal and the Company. The Company may use outside attorneys and construction consultants throughout the reserving process. The Company establishes expense reserves to cover the anticipated expenses incurred by its outside consultants and attorneys. All reserves for reported claims are net of anticipated collateral and other non-reinsurance recoveries. Reserves for incurred but not reported claims are based on Company experience. An amount is included in the reserves for unallocated loss adjustment expenses consisting of the costs for the Company's claims, legal and subrogation departments to settle claims incurred prior to year end.

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

    The following table sets forth a reconciliation of the statutory liability for losses and loss adjustment expenses (1) for the periods shown:

                                                                                     December 31,
                                                                           1997          1996           1995
                                                                                (Dollars in thousands)
                                                                       ------------------------------------------
Statutory liability for losses and loss adjustment expenses at
     beginning of year                                                      $35,876        $24,246       $26,584
Provision for losses and loss adjustment expenses occurring in
     current year                                                            35,212         45,853        35,508
Increase (decrease) in estimated losses and loss adjustment expenses
     for claims occurring in prior years                                      (555)            794         (243)
                                                                       ------------- -------------- -------------
                                                                             34,657         46,647        35,265
                                                                       ------------- -------------- -------------
Losses and loss adjustment expense payments for claims occurring during:
              Current year                                                 (15,095)       (21,638)      (19,283)
              Prior years                                                  (22,100)       (13,379)      (18,320)
                                                                       ------------- -------------- -------------
                                                                           (37,195)       (35,017)      (37,603)
                                                                       ------------- -------------- -------------
Statutory liability for losses and loss adjustment expenses at end
     of year                                                                $33,338        $35,876       $24,246
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

    The difference between the reserves reported in the Company's consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP") and those reported in the annual statements filed with the State Departments of Insurance in accordance with statutory accounting principles ("SAP") is as follows:

                                                                                     December 31,
                                                                           1997          1996           1995
                                                                                     (Dollars in thousands)
                                                                       ------------------------------------------

Reserves reported on a SAP basis                                            $33,338        $35,876       $24,246

Net reinsurance recoverable on unpaid loss and loss adjustment expenses       6,185          6,133         7,669
                                                                       ------------- -------------- -------------

 Reserves reported on a GAAP basis                                          $39,523        $42,009       $31,915
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

    The table on page 11 discloses the cumulative development of unpaid losses and loss adjustment expenses of the Company from 1987 through 1997. The top line of this table depicts the estimated net liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated net amount of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not reported to the Company. The lower portion of the table shows the re-estimated amount of the previously recorded net liability based on experience as of the end of each succeeding year. Estimated gross liability and the re-estimated amount of previously recorded gross liability for the five years ended December 31, 1997 are shown below the table.

    The Company attempts to estimate reserves that are adequate and neither deficient nor redundant. Therefore, no meaningful evaluation of estimated future redundancies or deficiencies can be developed from the Company's prior experience. The cumulative "redundancy/(deficiency)" shown in the table on page 11 represents the aggregate change in the estimates over prior years. For example, the 1992 liability has developed a $6,140,000 redundancy over five years. That amount has been reflected in income over the five years. The effect on income for the past three years of changes in estimates of the liabilities for losses and loss adjustment expenses is shown in the reconciliation table on page 9. The cumulative redundancy (deficiency) as of the end of any year is due to a re-evaluation of reserves established in prior years at less than or more than the reserved values as of that date.

                           CUMULATIVE LOSS DEVELOPMENT
                                  December 31,
                             (Dollars in thousands)


                                1987      1988      1989     1990      1991     1992      1993      1994     1995      1996    1997
                          ----------------------------------------------------------------------------------------------------------

Net liability for losses
   & loss adjustment          $3,072    $3,528   $13,169  $23,199   $23,269  $24,860   $28,641   $26,584  $24,246   $35,876 $33,338
   expenses

Net paid (cumulative) as of:

  One year later               2,108     4,000     5,426    9,892     9,826   11,224    15,862    18,318   13,379    22,100       -
  Two years later              3,461     4,021     8,146   14,386    14,473   16,896    23,547    24,579   22,934
  Three years later            3,394     3,915     9,301   17,057    16,464   18,576    26,659    28,010
  Four years later             3,436     3,693    10,996   18,261    16,654   18,902    27,303
  Five years later             3,352     3,723    11,642   17,976    16,795   18,962
  Six years later              3,419     4,519    11,646   18,074    16,838
  Seven years later            3,348     4,425    11,583   18,227
  Eight years later            3,325     4,318    11,434
  Nine years later             3,221     4,291
  Ten years later              3,192

Net liability re-estimated  as of:

  One year later               2,886     5,513    12,247   20,580    20,560   21,937    26,860    26,343   25,040    35,322       -
  Two years later              3,618     4,650    10,463   18,890    18,401   19,565    25,943    28,540   26,237
  Three years later            3,955     3,809    11,071   18,871    17,810   18,695    27,699    28,415
  Four years later             3,485     4,020    11,622   18,654    16,664   19,048    26,914
  Five years later             3,375     4,050    11,706   17,982    16,784   18,720
  Six years later              3,431     4,483    11,628   17,943    16,589
  Seven years later            3,341     4,429    11,542   17,994
  Eight years later            3,325     4,319    11,204
  Nine years later             3,221     4,301
  Ten years later              3,200

 Net Reserve Redundancy
   (Deficiency):              ($128)    ($773)    $1,965   $5,205    $6,680   $6,140    $1,727  ($1,825) ($1,987)      $555   -
                          ==========================================================================================================

 Net redundancy
   (deficiency) as a
   percent of original          (4%)     (22%)       15%      22%       29%      25%        6%      (7%)     (8%)        2%   -
     net liability:
                          ==========================================================================================================


Gross liability for losses & loss adjustment                                  35,150    46,614    34,653   31,915    42,009  39,523
expenses
Ceded liability for losses & loss adjustment                                (10,290)  (17,973)   (8,069)  (7,669)   (6,133) (6,185)
expenses
                                                                            --------------------------------------------------------

Net liability for losses & loss adjustment                                    24,860    28,641    26,584   24,246    35,876  33,338
expenses
                                                                            ========================================================

Gross liability re-estimated                                                  29,044    39,505    37,975   31,430    40,897
Ceded liability re-estimated                                                (10,324)  (12,591)   (9,560)  (5,193)   (5,575)
                                                                            ------------------------------------------------

Net liability re-estimated                                                    18,720    26,914    28,415   26,237    35,322
                                                                            ================================================

Gross Reserve Redundancy (Deficiency)                                          6,106     7,109   (3,322)      485     1,112
                                                                            ================================================


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

    Certain states or territories require the Company to deposit securities issued by such states or territories as a condition of licenser. These securities are managed in-house in accordance with guidelines established by the various states and territories. At December 31, 1997, the market value of all state deposits was approximately $13,935,000.

    The following table sets forth the composition of the Company's investment portfolio at the dates indicated:

                                                                            December 31,
                                               1997           1996          1995          1994          1993
                                                                  (Dollars in thousands)
                                           ----------------------------------------------------------------------
Fixed maturities, held-to-maturity, at
amortized cost:
Bonds:                                                 -             $             $    $   10,850    $    9,903
U.S. Government                                                      -             -
Mortgage backed securities                             -             -             -           696             -
States, municipalities and political
subdivisions                                           -             -             -         3,524         2,921
Certificates of deposit, at cost                       -             -             -            50            50
                                           -------------- ------------- ------------- ------------- -------------
Total
                                                       -             -             -        15,120        12,874
                                           -------------- ------------- ------------- ------------- -------------
Fixed maturities, available-for-sale, at
market (1):
Bonds:
U.S. Government                                   11,289        13,739        32,101        14,292        19,931
Asset backed securities                            3,342         4,004         5,636             -             -
Mortgage backed securities                        17,754        24,245        17,723        27,904         7,845
States, municipalities and political
subdivisions                                      27,845        26,608        34,952        34,374        54,141
Other                                             34,612        27,848        20,284        22,080        18,193
Redeemable preferred stock, at market (1)          3,904         6,050         6,495         8,280         7,641
                                           -------------- ------------- ------------- ------------- -------------

Total                                             98,746       102,494       117,191       106,930       107,751
                                           -------------- ------------- ------------- ------------- -------------

Total fixed maturities                            98,746       102,494       117,191       122,050       120,625

Common equity securities, at market (1)           10,297         9,779         8,689         7,386         5,737
Preferred equity securities, at market (1)         2,894         4,253         3,592         2,321         2,998
Other invested assets                              6,455         2,849           797             -             -
Short-term investments, at cost                    2,281           890           745         2,289         1,849
                                           -------------- ------------- ------------- ------------- -------------

Total investments                                120,673       120,265       131,014       134,046       131,209
Interest bearing cash equivalents (2)              3,807         6,434         5,232         4,032         7,103
                                           -------------- ------------- ------------- ------------- -------------

Total investments and cash equivalents          $124,480      $126,699      $136,246      $138,078      $138,312
                                           ============== ============= ============= ============= =============


(1) Market value is principally determined by quotations on national securities exchanges. When national securities exchange quotes are not available, quotations are determined by the Company's investment advisors.

(2)   These amounts represent gross invested bank balances.

    During the fourth quarter of 1995 the Company concluded that it would no longer commit to holding any security to maturity, as this limited management from responding to changes in circumstances and perceived economic trends and it would no longer participate in the active trading of any portion of its portfolio. Accordingly, all invested amounts have been classified at December 31, 1997, 1996 and 1995 as available for sale.

    The Company's investment results, pre-tax investment yields and effective yields for the periods indicated were as follows:

                                                                    Years ended December 31,
                                                    1997         1996         1995          1994         1993
Investment Results:                                                   (Dollars in thousands)
                                                 -----------------------------------------------------------------

Average invested assets (includes short-term
   investments)                                    $125,590     $131,473      $137,162     $138,195     $132,970

Net investment income                                 6,396        6,807         7,863        7,337        6,430

Average annual yield on investments:
   Fixed maturities                                    5.88%        5.83%         6.15%        5.93%        5.51%
   Equity securities                                   3.95         3.11          4.53         2.32         3.73
   Short-term investments                              4.92         5.08          8.28         5.25         3.45
                                                 ------------ ------------ ------------- ------------ ------------
       Effective yield total investments               5.40         5.44          6.10         5.65         5.26
   Less investment expense                            (0.31)       (0.26)        (0.37)       (0.34)       (0.42)
                                                 ============ ============ ============= ============ ============
       Total  investment yield                         5.09%        5.18%         5.73%        5.31%        4.84%
                                                 ============ ============ ============= ============ ============

Average annual return on investments (1)               10.10%        6.14%        14.01%      (0.72%)        8.91%
                                                 ============ ============ ============= ============ ============



 (1) Average annual return is net investment income, realized gains (losses) and the change in unrealized gains (losses) divided by average invested assets.

    The maturity distribution of the Company's fixed maturity investments at December 31, 1997 was as follows:

                                               Amortized            Estimated
                                                 Cost             Market Value
Fixed maturities due:                              (Dollars in thousands)
                                           -----------------------------------

Within 1 year                                   $     4,140       $     4,157
Beyond 1 year but within 5 years                     35,606            36,305
Beyond 5 years but within 10 years                   30,740            31,219
Beyond 10 years but within 20 years                  13,481            14,086
Beyond 20 years                                      12,549            12,979
                                           ----------------- -----------------

                                                 $   96,516        $   98,746
                                           ================= =================



MARKETING AND GROWTH

    The Company markets its surety bond products in 50 states, the District of Columbia, Guam, Puerto Rico, the U.S. Virgin Islands, Argentina and the Marshall Islands through approximately 9,000 independent agents and brokers. California constituted 23.4% and 20.8% of surety premiums written for the years ended December 31, 1997 and 1996, respectively.

    The Company's contract performance and commercial surety bonds are distributed through a network of 26 branch offices located in major metropolitan areas throughout the United States. Each branch office has a defined territory which it serves, primarily working with those independent agents specializing in writing surety bonds. While the branch offices occasionally write business directly with the customer, the Company does not actively seek such business.

    The  Company's  distribution   methodology  results  in  a  relatively  high
distribution cost system inasmuch as the Company must maintain a cadre of professionals in each branch location as well as pay competitive commissions to the agents it serves. The Company believes, however that the higher costs of maintaining a local presence in each market it serves are essential to produce acceptable loss characteristics for the surety bonds it underwrites. The
Company's experience has shown that it is important to have experienced underwriting professionals in the markets is serves. This results in more construction site, contractor and agent direct contact that would be possible if the business were underwritten from a remote location. The Company believes that this direct interface is essential to consistently produce profitable underwriting results.

    The higher distribution cost system does present opportunities for the Company as well. While commission costs vary directly with the amount of premiums written, costs of maintaining branch and regional underwriting centers vary indirectly with premiums written. Generally, branches become more efficient in servicing the business it underwrites at larger premium volumes. Accordingly, for the Company to achieve maximum profitability from its branch network, each branch must write a certain minimum amount of premium. This amount varies by market primarily based on cost characteristics of the geographic area. Further any increases to the minimum premium generally result in increased efficiency. The Company has therefor geared its strategy to grow the surety business to take advantage of the cost dynamics of its branch system.

    Wholesale court bonds are produced by contracting directly with retail agents. The court division also contracts with general agents who in turn contract with retail agents. In both scenarios, the agents are fully liable for all losses generated on bonds they underwrite. Amwest Surety markets for contracted agents by advertising in trade publications and by personally marketing to agents in their offices. Personal marketing efforts are primarily handled by the regional managers.

    The Company markets its retail court bonds in the states of Washington, Idaho, New Mexico, Utah and Hawaii under the name "Allwest General Bail Bond Agency". The business is developed primarily through yellow page advertising. The Company utilizes a large number of independent contractor non-liable agents to post the bonds it writes.

    The Company directs its specialty property and casualty marketing efforts primarily at independent insurance producers. At December 31, 1997, the total number of producers placing specialty property and casualty coverage was 253. Such producers are made aware of the coverages offered by Condor primarily through direct mailing and advertisements in trade publications and trade shows.

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

    The Company competes for surety business as a middle market. The Company's capacity enables the Company to underwrite specialty surety credit which is dominated by small, regional companies as well as business marketed by professional surety agents who are generally sought after by standard market companies. Local service, pricing and, to some extent, agent commissions are the primary competitive tools. The Company, while competitive in pricing and commissions, believes that service is the difference. To this end, the Company believes its branch network and its decentralized approach to doing business will enable it to continue to compete effectively, even when challenged by the larger standard market companies.

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

EMPLOYEES

    At December 31, 1997, the Company employed 502 people.


GOVERNMENT REGULATION

    During 1995, two of the Company's wholly owned insurance subsidiaries, Amwest Surety and Far West redomesticated from California to the State of Nebraska, in part to reduce the Company's premium tax expenses. The Company's other insurance subsidiary, Condor, was redomesticated from California to Nebraska in 1997. The redomestication had no impact on the Company's physical location, but does affect the ongoing regulation of the insurance subsidiaries and the Company. Subsequent to the redomestication, the Company became regulated by the Nebraska Department of Insurance as an insurance holding company. Any person who acquires or agrees to acquire an amount of the Company's Common Stock which would cause him to own beneficially more than 10% of such stock must obtain the prior approval of the Nebraska Insurance Commissioner.

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

    The Company's insurance subsidiaries are also subject to triennial examinations of their financial condition by their state of domicile. Condor was last examined by the State of California as of December 31, 1995. The California examiners decreased policyholder surplus of Condor as of December 31, 1995 by $1,600,000 for reserve development that occurred during 1996. Amwest Surety and Far West were examined by the State of Nebraska as of December 31, 1996.

    Amwest Surety and Far West are also regulated by the United States Department of the Treasury as acceptable sureties for Federal bonds.

    The Company participates in the Hawaii Hurricane Relief Fund (the "Fund"), and accordingly, its Hawaiian policies exclude wind coverage over 75 miles per hour. As a participant, the Company could be assessed in the event the Fund sustains hurricane losses.

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

    See discussion regarding Proposition 103 at Item 3 - "Legal Proceedings."


ITEM 2. PROPERTIES

    The Company leases all of its office space which, as of December 31, 1997, totaled approximately 154,000 square feet. The home office aggregates approximately 63,000 square feet. Branch locations range from 1,400 to 4,600 square feet. See Note 12 of Notes to Consolidated Financial Statements.

    On January 26, 1996, the Company entered into a lease agreement for new home office space in the City of Calabasas. The Company moved to this location in June 1997. The lease term is for a period of 15 years and covers approximately 63,000 square feet. The Company also has the option to purchase this new home office building and land three years into the lease period at a predetermined rate for the building, with the value of land based on then existing market rates.

ITEM 3. LEGAL PROCEEDINGS

    The Company is from time to time named as a defendant in various lawsuits incidental to its business. While the outcome of lawsuits and other proceedings cannot be predicted with certainty, management expects these matters will not have a materially adverse effect on the consolidated financial position or results of operations of the Company.

    Proposition 103 - On August 26, 1990, the California legislature enacted A.B. 3798 exempting surety insurance from certain provisions of Proposition 103, which later became operative as Insurance Code Section 1861.135 ("Section 1861.135") on January 1, 1991. In April of 1991, a Los Angeles Superior Court Judge upheld the constitutionality of Section 1861.135. On December 7, 1993, the Second District Court of Appeal overturned Section 1861.135 by a 2-1 vote. On February 24, 1994, the California Supreme Court agreed to hear the Company's petition for review. On December 14, 1995, the California Supreme Court affirmed the decision of the Second District Court of Appeal. Accordingly, the surety insurance industry is no longer exempted from the rate rollback and prior approval provisions contained in Proposition 103. On August 15, 1996, the Company entered into a Stipulation and Consent Order with the Insurance Commissioner of the State of California which required the Company's insurance subsidiaries to pay $1,928,370 in full payment of their Proposition 103 liabilities. The Proposition 103 refund checks were issued by the subsidiaries in January 1997.

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

Period                       High              Low            Dividends
------                       ----              ---            ---------
1995
     First Quarter             15 1/4           11 3/4              .10
     Second Quarter            15               14 1/8              .10
     Third Quarter             15 1/8           14 1/4              .10
     Fourth Quarter            18 1/4           14 7/8              .10

1996
     First Quarter             15 3/8           13 3/8              .11
     Second Quarter            13 7/8           11 3/4              .11
     Third Quarter             12 1/2           11 1/2              .11
     Fourth Quarter            13 3/4           11 1/4              .11

1997
     First Quarter             13 5/8           11 3/4              .11
     Second Quarter            15               11 5/8              .11
     Third Quarter             16 7/8           14 7/8              .11
     Fourth Quarter            16 1/4           13 3/4              .11


    On March 26, 1998, the closing price of the Company's Common Stock on the American Stock Exchange was $16.125 per share.

HOLDERS

    As of March 26, 1998, there were 319 holders of record of the Company's Common Stock. However, based on available information, the Company believes that the total number of stockholders, including beneficial stockholders, exceeds 1,000.

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



ITEM 6.        SELECTED FINANCIAL DATA

    The selected data presented on page 20 under the captions "Summary of Earnings," "Year End Financial Position" and "Operating Ratios" for, and as of the end of, each of the years in the five year period ended December 31, 1997, are derived from the consolidated financial statements of Amwest Insurance Group, Inc. and subsidiaries, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1997 and 1996 and for each of the years in the three year period ended December 31, 1997 and the report thereon, are included elsewhere in this Annual Report on Form 10-K.


                                                   SELECTED FINANCIAL DATA
                                           (In thousands, except per share amounts)

                                                                              Year ended December 31,
                                                     1997           1996            1995            1994            1993
                                                -------------------------------------------------------------------------------
Summary of Earnings:
Net premiums earned                                 $   92,150      $   87,883      $   85,170      $   81,289      $   72,085
Underwriting expenses                                   92,642          97,712          89,644          80,960          73,663
Underwriting income (loss)                               (492)         (9,829)         (4,474)             329         (1,578)
Net investment income                                    6,396           6,807           7,863           7,337           6,430
Realized gains (losses)                                  3,473           2,201           2,176              65           2,331
Income (loss) before income taxes and
     extraordinary item                                  7,435         (5,046)           4,498           6,393           4,948
Provision (benefit) for income taxes                     1,937         (2,360)             829           1,352           1,001
Income before extraordinary item                         5,498         (2,686)           3,669           5,041           3,947
Extraordinary item                                           -               -               -               -           (249)
Net income (loss)                                  $     5,498     $   (2,686)      $    3,669      $    5,041      $    3,698
                                                ===============================================================================

Per share:
Basic:
Income before extraordinary item                  $       1.62    $      (.81)      $     1.12      $     1.53      $     1.21
Extraordinary item                                           -               -               -               -           (.08)
Net income                                        $       1.62    $      (.81)      $     1.12      $     1.53      $     1.13
                                                ===============================================================================

Diluted:
Income before extraordinary item                  $       1.60    $      (.81)      $     1.09      $     1.50      $     1.20
Extraordinary item                                           -               -               -               -           (.08)
Net income                                        $       1.60    $      (.81)      $     1.09      $     1.50      $     1.12
                                                ===============================================================================

Dividends                                         $       0.44    $       0.44      $     0.40      $     0.36      $     0.28
                                                ===============================================================================

Year End Financial Position:
Total investments                                    $ 120,673      $  120,265      $  131,014         134,047         131,209
Total assets                                           190,519         181,418         183,833         186,863         195,856
Bank indebtedness                                       14,500          12,500          12,500          12,500          12,500
Total stockholders' equity                              57,179          49,932          55,075          46,157          48,347
Average stockholders' equity                            53,558          52,504          50,616          47,252          45,266
Return on stockholders' equity                          10.27%         (5.12%)           7.25%          10.67%           8.17%

Operating Ratios:
Loss & loss adjustment expenses                         37.61%          53.08%          41.41%          35.35%          39.49%
Policy acquisition costs                                49.24%          43.66%          44.70%          45.03%          40.13%
General operating expenses                              13.68%          14.45%          16.80%          19.21%          19.98%
Other operating expenses                                     -               -           2.35%               -           2.59%
Combined ratios                                        100.53%         111.18%         105.25%          99.60%         102.19%



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    On March 14, 1996, the Company merged with Condor Services, Inc. in a transaction accounted for as a pooling of interests the "Merger"). The following analysis has been prepared as if Condor Services, Inc. ("CSI") were wholly owned for all periods presented herein.

RESULTS OF OPERATIONS

Year ended December 31, 1997 compared to year ended December 31, 1996

    Gross premiums written increased 11% from $97,242,000 in 1996 to $108,091,000 in 1997. Substantially all of this premium growth was due to written premium increases in the surety product lines. Management believes that the increase in premiums written is attributable to the impact of regionalization of contract surety underwriting function thereby allowing the Company to respond on a more timely basis to bond requests coupled with continued strong growth in commercial surety and the purchase of two surety agencies during 1997. The latter contributed approximately $1,800,000 of the increase in written premiums during 1997.

    Net premiums earned increased 5% from $87,883,000 in 1996 to $92,150,000 in 1997. The increase in net premiums earned reflects the increased premium writings.

    Net losses and loss adjustment expenses decreased 26% from $46,647,000 in 1996 to $34,657,000 in 1997. This resulted in a decrease in the loss and loss adjustment expense ratio from 53.1% in 1996 to 37.6% in 1997. The decreased loss ratio is primarily attributable to a decrease in the loss and loss adjustment expense ratio for contract performance and payment bonds from 52.9% in 1996 to 33.7% in 1997 as well as a decrease in adverse loss experience on the Company's private passenger automobile program in the State of Arizona. The loss ratio on contract performance and payment bonds in 1996 was negatively impacted by increased severity caused by a number of large losses reported in that year. Such losses were not experienced in 1997. The 1996 adverse loss experience on private passenger business in Arizona was due to general rate inadequacy for that program which the Company believes was corrected in 1997.

    Policy acquisition costs as a percentage of net premiums earned increased from a ratio of 43.7% or $38,367,000 in 1996 to 49.2% or $45,379,000 in 1997.
The increase is primarily attributable to a decline in contingent commissions earned by the Company due to changes in its reinsurance treaties coupled with higher commission rates paid on surety products due to intensified competitive pressures during 1997.

    General operating costs decreased as a percentage of net premiums earned from 14.5% or $12,698,000 in 1996 to 13.7% or $12,606,000 in 1997. The decrease in the actual amount of general operating costs is primarily attributable to decreased home office occupancy costs due to the consolidation of the El Segundo and Woodland Hills home office locations in Calabasas, California during May and June of 1997.

    The Company's underwriting loss decreased from $9,829,000 for the year ended December 31, 1996 to $492,000 for the year ended December 31, 1997. The combined ratio decreased from 111.2% in 1996 to 100.5% in 1997. The decrease in the underwriting loss is primarily attributable to decreased losses on the contract performance and payment bond product line and Arizona private passenger automobile lines of business as discussed above.

    Interest expense decreased 11% from $2,217,000 in 1996 to $1,966,000 in 1997 primarily due to a decrease in funds held as collateral during 1997. At December 31, 1996 and 1997, the collateral balances accrued interest daily at an average rate of 3.8% and 3.7% per annum, respectively. Additionally, the average interest rate on the bank indebtedness decreased from an average rate of 7.8% during 1996 to an average rate of 7.3% during 1997 due to fluctuations during 1997 in the London Interbank Offered Rate (LIBOR) which is used as the benchmark for the Company's rate on bank indebtedness. This decrease was partially offset by an increase in the outstanding debt of $2,000,000 in June 1997. The interest rate on the Company's bank indebtedness at December 31, 1997 was 7.52%.

    Net investment income and realized investment gains increased 10% from $9,008,000 in 1996 to $9,869,000 in 1997. This increase is primarily due to an increase in realized investment gains from $2,201,000 during 1996 to $3,473,000 during 1997. This increase was partially offset by a slight decrease in average annual yield on investments from 5.2% in 1996 to 5.1% in 1997.

    Merger expenses of $710,000 were incurred in 1996 in connection with the Merger of Condor Services, Inc. with and into Amwest Insurance Group, Inc. No such costs were incurred during 1997.

    Lease termination costs of $1,300,000 were incurred in 1996 in connection with the signing of a definitive agreement to terminate the Company's lease at its Corporate headquarters prior to its scheduled termination in August 1998. The Company moved to a new facility in Calabasas, California at significantly reduced rental rates in June of 1997.

    Income (loss) before income taxes changed from a loss of $5,046,000 in 1996 to income of $7,435,000 in 1997 due to the factors outlined above.

    The effective rate of the tax benefit was 46.8% for the year ended December 31, 1996. The effective tax rate for 1997 is 26.1%. The primary reason for the variance from the corporate income tax rate of 34% is tax advantaged income received on a portion of the Company's investment portfolio. Additionally, due to various factors arising during 1997, the Company eliminated its valuation allowance on its deferred tax assets.

    Net income (loss) changed from a loss of $2,686,000 in 1996 to income of $5,498,000 in 1997 due to the factors outlined above.

Year ended December 31, 1996 compared to year ended December 31, 1995

    Premiums written increased 3.3% from $94,184,000 in 1995 to $97,242,000 in 1996. The increase in premiums written is attributable primarily to court probate bonds written subsequent to the Company's acquisition of Southern California Bonding, Inc. in March of 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1997, the Company had total cash and cash equivalents and investments of $124,480,000. Included in these amounts is an aggregate of $23,116,000 in funds held as collateral which are shown as a liability on the Company's consolidated balance sheet. As of December 31, 1997, the Company's investment balances were comprised of $98,746,000 in fixed maturities held at market, $10,297,000 in common equity securities, $2,894,000 in preferred equity securities, $6,455,000 in other invested assets and $2,281,000 in short-term investments.

    The Company's off balance sheet collateral which primarily consists of irrevocable letters of credit and certificates of deposit declined from $215,315,000 at December 31, 1996 to $211,981,000 at December 31, 1997. This
decrease is primarily attributable to competitive market conditions.

    In addition, cash collateral declined from $29,928,000 at December 31, 1996 to $23,116,000 at December 31, 1997. The Company reflects in its consolidated financial statements only funds received as collateral on which net earnings inure to the benefit of the Company. The decline in this amount is primarily attributed to decreased writings in those lines of business for which cash collateral is generally accepted. These include contractor's license bonds and sales tax bonds. The amount of cash collateral can also be impacted by the timing and payment of claims activity related to draws on irrevocable letters of credit and certificates of deposit.

    Because the Company depends primarily on dividends from its insurance subsidiaries for its net cash flow requirements, absent other sources of cash flow, the Company cannot pay dividends materially in excess of the amount of dividends that could be paid by the insurance subsidiaries to the Company. See
Note 8 of Notes to Consolidated Financial Statements.

    On August 6, 1994, the Company entered into a revolving credit agreement with Union Bank for $12,500,000 which refinanced a previous loan. The debt agreement was amended on April 24, 1996, July 10, 1996 and again on September 30, 1997 to increase the amount available under the revolving line of credit from $12,500,000 to $15,000,000 and to change certain covenants and payment requirements. The bank loan has a variable rate of interest based upon fluctuations in the London Interbank Offered Rate (LIBOR) and has amortizing principal payments. The interest rate at December 31, 1997 was 7.52 %. The credit agreement contains certain financial covenants with respect to capital expenditures, business acquisitions, liquidity ratio, leverage ratio, tangible net worth, net profit and dividend payments. See Note 10 of Notes to Consolidated Financial Statements.

    The Company is a party to a lease with ACD2 regarding its corporate headquarters. The lease term is for a period of 15 years and contains provisions for scheduled lease charges. The Company's minimum commitment with respect to this lease in 1998 is approximately $932,000. The Company has the option to purchase this home office building and land three years into the lease period at a predetermined rate for the building, with the value of land based on then existing market rates. See Note 12 of Notes to Consolidated Financial Statements.

    Other than the Company's obligations with respect to funds held as collateral, the Company's obligations to pay claims as they arise, the Company's commitments to pay principal and interest on the bank debt and lease expenses as noted above, the Company has no significant cash commitments.

    The Company believes that its cash flows from operations and other present sources of capital are sufficient to sustain its needs for the remainder of 1998.

    The Company used $1,252,000, generated $1,396,000 and used $1,539,000 in cash from operating activities in the fiscal years ended December 31, 1995, 1996 and 1997, respectively. The Company generated $10,363,000, $8,691,000 and $3,835,000 in cash for investing activities for the fiscal years ended December 31, 1995, 1996 and 1997, respectively. The Company used $10,143,000, $8,885,000, and $4,923,000 in cash from financing activities for the fiscal years ended December 31, 1995, 1996 and 1997, respectively. The cash used for financing activities in 1995, 1996 and 1997 were funded principally by investing activities.

    The effect of inflation on the revenues and net income of the Company during all three periods discussed above was not significant.

OTHER MATTERS

    Since 1996, the Company has been in the process of implementing a new surety production computer system. Implementation is scheduled in phases with project completion scheduled for the fourth quarter of 1998. This new surety production system is year 2000 compliant. The property and casualty operating computer systems are currently running in a version that is not year 2000 compliant. The company is working to install and test the year 2000 compliant version by October 1998. Additionally, the Company has tested and/or received certification from its vendors that the financial and corporate computer and communication systems are year 2000 compliant. The cost of achieving year 2000 compliance is not expected to have a materially adverse effect on the consolidated financial position of the Company.

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

    The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 130, "Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" for the year ending December 31, 1998. These SFAS's require that additional information be included in a complete set of financial statements, but will have no effect on the Company's operations, cash flows or stockholders' equity.

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



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    For information regarding Directors and Executive Officers of the Registrant, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 22, 1998, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    For information regarding executive compensation, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 22, 1998, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    For information regarding security ownership of certain beneficial owners and management, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 22, 1998, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    For information regarding certain relationships and related transactions, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 22, 1998, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, and which is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    Financial Statements

        The index to the consolidated financial statements appears on page 34.

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

       3.2 Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 of the Company's 1990 Form 10-K.)

       4.1      Specimen Common Stock Certificate. (Incorporated by reference to
                Exhibit 3(4) to the Company's Form 8-B Registration Statement No. 1-9580.)

       10.1 Third-party administrative support service agreement for California Non-CAIP Assigned Risk Automobile (Incorporated by reference to Exhibit 10.28 to Condor Services, Inc.'s 1991 Form 10-K).

       10.2     Investment  Management  Agreement  between  the  Company and AAM
                Advisors,   Inc.,  dated  August  11,  1992.   (Incorporated  by
                reference to Exhibit 10.21 to the Company's 1992 Form 10-K.)

       10.3 Contract between the Company and Scudder, Stevens & Clark, Inc., dated August 13, 1992. (Incorporated by reference to Exhibit
                10.22 to the Company's 1992 Form 10-K.)

       10.4 Lease Agreement dated January 24, 1996 by and between Amwest Insurance Group, Inc. and ACD2, a California corporation (Incorporated by reference to 10.24 to the Company's Form S-4 Registration Statement No. 333-00119)

       10.5 Option Agreement dated January 24, 1996 by and between Amwest Insurance Group, Inc. and ACD2, a California corporation (Incorporated by reference to 10.25 to the Company's Form S-4 Registration Statement No. 333-00119)

       10.6 Restated Revolving Credit Agreement dated July 10, 1996 between Amwest Insurance Group, Inc. and Union Bank of California, N.A. (Incorporated by reference to Exhibit 10.55 to the Company's 1996 Form 10-K.)

       10.7 Waiver and Amendment No. 1 dated as of September 30, 1997 to the Restated Revolving Credit Agreement dated July 10, 1996. (Incorporated by reference to Exhibit 19.1 to the Company's September 30, 1997 Form 10-Q.)

       10.8 Casualty Excess of Loss Reinsurance Contract effective July 1, 1997 issued to Condor Insurance Company, Amwest Surety Insurance Company and Far West Insurance Company by a group of reinsurers led by Gerling Global Reinsurance Corporation. (Incorporated by reference to Exhibit 10.53 to the Company's 1996 Form 10-K.)

       10.9 Contingent Excess of Loss Reinsurance Contract effective July 1, 1997 issued to Condor Insurance Company, Amwest Surety Insurance Company and Far West Insurance Company by a group of reinsurers led by Kemper Reinsurance Company. (Incorporated by reference to Exhibit 10.54 to the Company's 1996 Form 10-K.)

       10.10 Excess of Loss Reinsurance Contract effective October 1, 1997 issued to Amwest Surety Insurance Company by a group of reinsurers lead by Kemper Reinsurance Company.

       10.11 Aggregate Excess of Loss Reinsurance Contract effective January 1, 1998 issued to Amwest Surety Insurance Company and Far West Insurance Company by Underwriters Reinsurance Company (Barbados) Inc.

       10.12 50% Private Passenger Automobile Quota Share Reinsurance Contract effective July 1, 1997 issued to Condor Insurance Company, Amwest Surety Insurance Company and Far West Insurance Company by Gerling Global Reinsurance Corporation and USF RE Insurance Company.

       10.13 75% California Homeowners Multiple Line Quota Share Reinsurance Contract effective July 1, 1997 issued to Condor Insurance Company, Amwest Surety Insurance Company and Far West Insurance Company by Constitution Reinsurance Corporation and Vesta Fire Insurance Company.

       10.14 Stock Option Plan of the Company, as amended. (Incorporated by reference to Exhibit 4.1 to the Company's Form
                S-8 Registration Statement No. 33-82178.)

       10.15 Form of Indemnity Agreement between the Company and Individual Directors and Certain Officers Designated by the Company's Board of Directors. (Incorporated by reference to Exhibit 3(10) to the Company's Form 8-B Registration Statement No. 1-9580.)

       10.16 Form of Senior Executive Severance Agreement entered into by the Company and certain officers. (Incorporated by reference to 10.20 to the Company's 1989 Form 10-K.)

       10.17 Rights Agreement dated as of May 10, 1989 executed by the Company and Bankers Trust Company of California, N.A., as rights agent. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form 8-A dated May 11, 1989.)

       10.18 Non-Employee Director Stock Option Plan of the Company. (Incorporated by reference to Exhibit 4.2 to the Company's Form S-8 Registration Statement No. 33-82178.)

       10.19 Separation Agreement and General and Special Release of Claims by and between Arthur F. Melton and Amwest Insurance Group, Inc., Amwest Surety Insurance Company and Far West Insurance Company. (Incorporated by reference to Exhibit 10.63 to the Company's 1996 Form 10-K.)

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

(d) Schedules

                Independent Auditors' Report.

                Index to financial statement schedules.

   Schedule                              Caption

        I Summary of Investments-Other Than Investments in Related Parties at December 31, 1997.

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

                                                  AMWEST INSURANCE GROUP, INC.



    Date: March 27, 1998                         By: /s/  JOHN E. SAVAGE
                                                     -------------------

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


       Signature                   Title                          Date

                            Chairman of the Board and
                           Co- Chief Executive Officer
/s/  RICHARD H. SAVAGE    Principal Executive Officer)        March 27,1998
------------------------
     Richard H. Savage

                               President, Chief
                             O perating Officer,
                           Co- Chief Executive Officer
                                 and Director
/s/  JOHN E. SAVAGE                                           March 27,1998
------------------------
     John E. Savage


/s/  GUY A. MAIN            Executive Vice President
------------------------          and Director                March 27,1998
     Guy A. Main


                             Senior Vice President,
                            Chief Financial Officer,
                             Treasurer and Director
                        Principal Financial and Principal
/s/  STEVEN R. KAY             Accounting Officer)            March 27,1998
------------------------
     Steven R. Kay


/s/  NEIL F. PONT           Senior Vice President
------------------------         and Director                 March 27,1998
     Neil F. Pont


/s/  ARTHUR F. MELTON           Director                       March 27,1998
------------------------
     Arthur F. Melton


/s/  THOMAS R. BENNETT          Director                       March 27,1998
------------------------
     Thomas R. Bennett


/s/  BRUCE A. BUNNER            Director                       March 27,1998
------------------------
     Bruce A. Bunner


/s/  EDGAR L. FRASER            Director                       March 27,1998
------------------------
     Edgar L. Fraser


/s/  JONATHAN K. LAYNE          Director                       March 27,1998
------------------------
     Jonathan K. Layne


/s/  CHARLES L. SCHULTZ         Director                      March 27, 1998
------------------------
     Charles L. Schultz

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                        Page

Independent Auditors' Report                                             35

Consolidated Financial Statements:

     Consolidated Statements of Operations for the Years
          Ended December 31, 1995, 1994 and 1993                         36

     Consolidated Balance Sheets as of December 31, 1995 and 1994        37

     Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1995, 1994 and 1993                               39

     Consolidated Statements of Changes in Stockholders' Equity
          for the Years Ended December 31, 1995, 1994 and 1993           41

     Notes to Consolidated Financial Statements                          42

                          INDEPENDENT AUDITORS' REPORT







To the Board of Directors and Stockholders
Amwest Insurance Group, Inc.:

     We have audited the accompanying consolidated balance sheets of Amwest Insurance Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, and changes in stockholders' equity for each of the years in the three year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amwest Insurance Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



Los Angeles, California
February 5, 1998


                                              KPMG PEAT MARWICK LLP

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             (Dollars in thousands, except share and per share data)

                                                                                   Years ended December 31,
                                                                           1997              1996             1995
                                                                   ----------------- ---------------- -----------------
Underwriting Revenues:
     Net premiums written                                                $  100,034        $  89,325         $  82,814
     Net change in unearned premiums                                        (7,884)          (1,442)             2,356
                                                                   ----------------- ---------------- -----------------

         Net premiums earned                                                 92,150           87,883            85,170
                                                                   ----------------- ---------------- -----------------

Underwriting Expenses:
     Net losses and loss adjustment expenses                                 34,657           46,647            35,265
     Policy acquisition costs                                                45,379           38,367            38,070
     General operating costs and expenses                                    12,606           12,698            14,309
     Proposition 103 expense                                                      -                -             2,000
                                                                   ----------------- ---------------- -----------------

         Total underwriting expenses                                         92,642           97,712            89,644
                                                                   ----------------- ---------------- -----------------

              Underwriting loss                                               (492)          (9,829)           (4,474)

Interest expense                                                            (1,966)          (2,217)           (2,754)
Merger expense                                                                    -            (710)                 -
Lease termination cost                                                            -          (1,300)                 -
Recovery on misappropriation of funds                                             -                -               890
Net investment income                                                         6,396            6,807             7,863
Net realized gains                                                            3,473            2,201             2,176
Commissions and fees                                                             24                2               797
                                                                   ----------------- ---------------- -----------------

     Income (loss) before income taxes                                        7,435          (5,046)             4,498
                                                                   ----------------- ---------------- -----------------

Provision (benefit) for income taxes:
     Current                                                                    761          (1,947)             2,044
     Deferred                                                                 1,176            (413)           (1,215)
                                                                   ----------------- ---------------- -----------------

         Total provision (benefit) for income taxes                           1,937          (2,360)               829
                                                                   ----------------- ---------------- -----------------

              Net income (loss)                                         $     5,498      $   (2,686)        $    3,669
                                                                   ================= ================ =================

Earnings (loss) per common share:
         Basic                                                         $       1.62    $       (.81)       $      1.12
                                                                   ================= ================ =================
         Diluted                                                       $       1.60    $       (.81)       $      1.09
                                                                   ================= ================ =================


          See accompanying notes to consolidated financial statements.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                                                             December 31,
                                                                                        1997             1996
                                                                                ----------------- ----------------
                               ASSETS
Investments:
     Fixed  maturities,   available-for-sale  (amortized  cost  of  $96,516
         and $101,799 at December 31, 1997 and 1996, respectively)                    $   98,746      $   102,494

     Common equity securities, available-for-sale (cost of $6,856
         and $7,217 at December 31, 1997 and 1996, respectively)                          10,297            9,779

     Preferred equity securities, available-for-sale (cost of $2,664
         and $3,971 at December 31, 1997 and 1996, respectively)                           2,894            4,253

     Other invested assets (cost of $5,816 and $2,667  at December
         31, 1997 and 1996, respectively)                                                  6,455            2,849

     Short-term investments                                                                2,281              890
                                                                                ----------------- ----------------

         Total investments                                                               120,673          120,265

Cash and cash equivalents                                                                  3,807            6,434
Accrued investment income                                                                  1,366            1,399
Agents' balances and premiums  receivable (less allowance for doubtful  accounts of $467 and $446 at December 31, 1997 and 1996,
     respectively)                                                                        12,511           10,882
Reinsurance recoverable:
     Paid loss and loss adjustment expenses                                                2,524            2,749
     Unpaid loss and loss adjustment expenses                                              6,185            6,443
Ceded unearned premiums                                                                    2,039            1,849
Deferred policy acquisition costs                                                         21,299           16,101
Furniture, equipment and improvements, net                                                 5,355            4,747
Income taxes recoverable                                                                   1,581            2,802
Other assets                                                                              13,179            7,747
                                                                                ----------------- ----------------

     Total assets                                                                     $  190,519      $   181,418
                                                                                ================= ================


                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

             (Dollars in thousands, except share and per share data)

                                                                                             December 31,
                                                                                        1997              1996
                                                                                ----------------- ----------------
                             LIABILITIES

Unpaid losses and loss adjustment expenses                                          $     39,523     $     42,009

Unearned premiums                                                                         42,013           33,939

Funds held as collateral                                                                  23,116           29,928

Deferred Federal income taxes                                                              3,925            1,842

Bank indebtedness                                                                         14,500           12,500

Amounts due to reinsurers                                                                    455              345

Other liabilities                                                                          9,808           10,923
                                                                                ----------------- ----------------

     Total liabilities                                                                   133,340          131,486
                                                                                ----------------- ----------------

                        STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 1,000,000 shares authorized: issued
     and outstanding; none                                                                     -                -

Common stock, $.01 par value, 10,000,000 shares authorized: issued and outstanding; 3,452,856 at December 31, 1997 and 3,326,002
     at December 31, 1996                                                                     34               33

Additional paid-in capital                                                                18,209           16,827

Net unrealized appreciation of investments carried at market, net of
     income taxes                                                                          4,316            2,456

Retained earnings                                                                         34,620           30,616
                                                                                ----------------- ----------------

     Total stockholders' equity                                                           57,179           49,932
                                                                                ----------------- ----------------

         Total liabilities and stockholders' equity                                   $  190,519      $   181,418
                                                                                ================= ================

          See accompanying notes to consolidated financial statements.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                             (Dollars in thousands)

                                                                              Years ended December 31,
                                                                       1997             1996              1995
                                                               ---------------- ----------------- ----------------
Cash flows from operating activities:
     Net income (loss)                                                $  5,498       $   (2,686)      $     3,669
     Adjustments to reconcile net income to cash provided by
     operating activities:
         Change in agents' balances, premiums receivable and
              unearned premiums                                          6,445           (1,176)          (2,580)
         Change in accrued investment income                                33               174              326
         Change in unpaid losses and loss adjustment expenses
                                                                       (2,486)            10,094          (2,738)
         Change in reinsurance recoverables and ceded
              unearned premiums                                            293               434            (446)
         Change in amounts due to/from reinsurers                          110           (1,843)              917
         Change in reinsurance funds held, net                               -                 -              115
         Change in other assets and other liabilities                  (6,547)             2,737            (652)
         Change in income taxes, net                                     2,346           (3,132)          (1,160)
         Change in deferred policy acquisition costs                   (5,198)           (2,216)            1,630
         Net realized gain on sale of investments                      (3,478)           (2,295)          (2,078)
         Net realized loss on sale of fixed assets                          48                44                7
         Equity securities, trading
              Purchases                                                      -                 -         (26,644)
              Sales                                                          -                 -           26,959
         Provision for depreciation and amortization                     1,398             1,261            1,423
                                                               ---------------- ----------------- ----------------

              Net cash provided by operating activities                (1,538)             1,396          (1,252)
                                                               ---------------- ----------------- ----------------

Cash flows from investing activities:
     Cash received from investments sold                                52,441            59,093           81,362
     Cash received from investments matured or called                    8,545             7,468           24,888
     Cash paid for investments acquired                               (55,214)          (55,197)         (93,703)
     Amortization/accretion of bonds                                       116                68            (779)
     Capital expenditures, net                                         (2,053)           (2,741)          (1,405)
                                                               ---------------- ----------------- ----------------

         Net cash provided (used) by investing activities                3,835             8,691           10,363
                                                               ---------------- ----------------- ----------------

Cash flows from financing activities:
     Proceeds from issuance of long term debt                            2,000                 -                -
     Proceeds from issuance of common stock                              1,382               299              448
     Repurchase of common stock                                              -                 -            (375)
     Change in funds held as collateral                                (6,812)           (7,722)          (9,276)
     Dividends paid                                                    (1,494)           (1,462)            (940)
                                                               ---------------- ----------------- ----------------

         Net cash used by financing activities                         (4,924)           (8,885)         (10,143)
                                                               ---------------- ----------------- ----------------

Net increase (decrease) in cash and cash equivalents                   (2,627)             1,202          (1,032)

Cash and cash equivalents at beginning of year                           6,434             5,232            6,264
                                                               ---------------- ----------------- ----------------

Cash and cash equivalents at end of year                             $   3,807       $     6,434      $     5,232
                                                               ================ ================= ================



Supplemental disclosure of cash flow information: Cash paid during the year for:
         Interest                                                   $    1,966       $     2,217      $     2,754
         Income taxes                                                      460               848            2,133



          See accompanying notes to consolidated financial statements.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                    (Dollars in thousands, except share data)

                  Years ended December 31, 1997, 1996, and 1995

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
                                             -------------- -------- -------------- --------------- -------------- --------------

Balance at December 31, 1994                     3,318,992    $  33      $  17,132     $   (3,042)      $  32,034      $  46,157
    Repurchase of common stock                    (32,260)        -          (376)               -              -          (376)
    Issuance of common stock pursuant to
        the exercise of options                     48,875        -            448               -              -            448
    Change in net unrealized appreciation
        of investments carried at market                 -        -              -           6,116              -          6,116
    Cash dividends                                       -        -              -               -          (939)          (939)
    Net income                                           -        -              -               -          3,669          3,669
                                             -------------- -------- -------------- --------------- -------------- --------------

Balance at December 31, 1995                     3,335,607       33         17,204           3,074         34,764         55,075
    Retirement of shares pursuant to the
        completion of the merger                  (48,680)        -          (676)               -              -          (676)
    Issuance of common stock pursuant to
        the exercise of options                     39,075        -            299               -              -            299
    Change in net unrealized appreciation
        of investments carried at market                 -        -              -           (618)              -          (618)
    Cash dividends                                       -        -              -               -        (1,462)        (1,462)
    Net loss                                             -        -              -               -        (2,686)        (2,686)
                                             -------------- -------- -------------- --------------- -------------- --------------

Balance at December 31, 1996                     3,326,002       33         16,827           2,456         30,616         49,932
    Issuance of common stock pursuant to
        the exercise of options                     71,100        1            681               -              -            682
    Issuance of common stock pursuant to
        the employee stock purchase plan             8,473        -            132               -              -            132
    Issuance of common stock for agency
        purchases                                   47,281        -            569               -              -            569
    Change in net unrealized appreciation
        of investments carried at market                 -        -              -           1,860              -          1,860
    Cash dividends                                       -        -              -               -        (1,494)        (1,494)
    Net income                                           -        -              -               -          5,498          5,498
                                             -------------- -------- -------------- --------------- -------------- --------------

Balance at December 31, 1997                     3,452,856    $  34      $  18,209     $     4,316      $  34,620      $  57,179
                                             ============== ======== ============== =============== ============== ==============

          See accompanying notes to consolidated financial statements.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1997, 1996, and 1995




(1)            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Amwest Insurance Group, Inc., (the "Company") through its wholly-owned insurance subsidiaries, is primarily engaged in underwriting surety bonds nationwide, commercial automobile insurance in the State of California and, to a lesser extent, other property and casualty coverages in various parts of the United States. The surety bonds are predominantly written through the Company's 26 branch offices located throughout the United States. In 1997 and 1996, respectively, the Company's business generated in California was 38.1% and 38.3%.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Amwest Insurance Group, Inc. and its wholly-owned subsidiaries, Amwest Surety Insurance Company ("Amwest Surety"), Condor Insurance Company ("Condor") and Far West Insurance Company ("Far West"). The consolidated financial statements have been prepared in conformity with generally accepted accounting principals ("GAAP") which differ in some respects from those followed in reports to insurance regulatory authorities. All material intercompany transactions and balances have been eliminated.

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


Policy acquisition costs incurred and amortized to income are as follows:

                                                                            Years ended December 31,
                                                                    1997              1996             1995
                                                                             (Dollars in thousands)
                                                               ---------------------------------------------------

Balance at beginning of year                                        $   16,101        $   13,885       $   15,515
Costs deferred during the year                                          50,577            40,583           36,440
Amortization charged to expense                                       (45,379)          (38,367)         (38,070)
                                                               ---------------- ----------------- ----------------

Balance at end of year                                              $   21,299        $   16,101       $   13,885
                                                               ================ ================= ================

Earnings Per Share

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings Per Share", which requires the presentation of "basic" and "diluted" earnings per share ("EPS") and is effective for periods ending after December 15, 1997. Basic EPS is calculated based on the weighted average number of common shares outstanding and diluted EPS includes the effects of dilutive potential common shares. The weighted average number of common shares outstanding for the year ended December 31, 1995 is based upon Amwest Insurance Group, Inc. and Condor Services, Inc.'s combined historical weighted average shares, after adjustment of Condor Services, Inc.'s historical number of shares as converted and excluding any Condor Services, Inc.'s shares held in treasury or owned by the Company. The effect of this change on reported EPS data is as follows:

                                                                              Years ended December 31,
                                                                   Income              Shares            Per-Share
                                                                (Numerator)        (Denominator)           Amount
                                                              ($ in thousands)                           (Dollars)
                                                             ------------------- ------------------- -------------------

Basic EPS:
         1997                                                       $     5,498           3,384,774          $     1.62
         1996                                                       $   (2,686)           3,315,831          $    (.81)
         1995                                                       $     3,669           3,284,899          $     1.12

Effect of Dilutive Securities:
         1997                                                                                42,906
         1996                                                                                33,627
         1995                                                                                78,741

Diluted EPS:
         1997                                                       $     5,498           3,426,680          $     1.60
         1996                                                       $   (2,686)           3,349,458          $    (.81)
         1995                                                       $     3,669           3,363,640          $     1.09


Diluted earnings per common share for 1996 is the same as basic earnings per share because the result of the calculation is antidilutive due to the net operating loss reported for the year.

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

Funds Held as Collateral

The Company accepts various forms of collateral for issuance of its surety bonds, including cash, trust deeds or mortgages on real property, irrevocable letters of credit, certificates of deposit, savings accounts and publicly traded securities. The Company's policy is to record in the accompanying consolidated financial statements only funds received as collateral on which earnings inure to the benefit of the Company. These funds are not restricted as to withdrawal or usage, are not segregated by the Company and are invested on an ongoing basis. At December 31, 1997, the related collateral balances accrue interest daily at an average rate of 3.7% per annum and are due and payable (together with accrued interest) to the collateral owner upon exoneration of the underlying liability.

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

Market values for fixed maturities are obtained from a national quotation service. Temporary unrealized investment gains and losses on fixed maturities, available-for-sale are credited or charged directly to stockholders' equity, net of applicable tax affect. When a decline in market value of fixed maturities is considered to be other than temporary, a loss is recognized in the consolidated statement of operations.

Equity securities are carried at market value. Net unrealized appreciation (depreciation) on equity securities "available for sale", to the extent that there is no other than temporary impairment of value, is credited or charged directly to stockholders' equity, net of applicable income tax affect. Net unrealized holding gains or losses on trading securities were included in income in the year of the trade. Transfers of securities between categories are recorded at market value at the date of transfer. Market values for equity securities are principally determined by quotations on national securities exchanges. When a decline in market value is considered to be other than temporary, a loss is recognized in the consolidated statement of operations.

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

The loss settlement period on most of the Company's insurance claims is relatively short. Nevertheless, it is often necessary to adjust estimates of liability on a claim either upward or downward between the time a claim is reported and the time of payment. There are inherent uncertainties in estimating reserves, therefore, actual losses and loss adjustment expenses may deviate, perhaps substantially, from reserves on the accompanying consolidated financial statements, which could have a material adverse effect on the Company's financial condition and results of operations. The Company does not discount its claim reserves for financial reporting purposes. While the Company may make implicit provisions for inflation or increasing costs in establishing reserves for known claims, the relatively short claim to payment period and the nature of the insured losses makes provisions for inflation or increasing costs generally unnecessary. Any differences between estimates and ultimate payments are reflected in the consolidated statements of operations in the period in which such estimates are changed and could have a material adverse effect on the Company's financial condition and results of operations at that time.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", and Statement of Financial Accounting Standards No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", require disclosure of estimated fair value information about financial instruments, for which it is practicable to estimate that value. Under Statement of Financial Accounting Standards No. 115, the Company categorizes all of its investments in debt and equity securities as available for sale. Accordingly, all investments, including cash and short term investment, are carried on the balance sheet at their fair value. The carrying amounts and fair values for investment securities are disclosed in Note 3 and were drawn from standard trade data sources such as market and broker quotes. The estimated fair value of bank indebtedness equals its carrying value, which was based on the bank loan's variable interest rate which approximates the rates currently available today. The carrying amounts and fair values for the bank indebtedness are disclosed in Note 10.

Risk-Based Capital

In December 1992, the NAIC adopted a risk-based capital formula for property and casualty insurance companies which establishes recommended minimum capital requirements. The formula has been designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements and a number of other factors. The Company has calculated its risk-based capital requirement as of December 31, 1997 and found that its subsidiaries exceeded the highest level of recommended capital requirement.

Impact of New Accounting Pronouncements

The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 130, "Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" for the year ending December 31, 1998. These SFAS's require that additional information be included in a complete set of financial statements, but will have no effect on the Company's operations, cash flows or stockholders' equity.

Reclassifications

Certain amounts in the accompanying consolidated financial statements for 1995 and 1996 have been reclassified to conform with the 1997 financial statement presentation.



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

A summary of off-balance sheet collateral held by the Company as of December 31 is as follows:

                                                       December 31,
                                                  1997              1996
                                                  (Dollars in thousands)
                                             ----------------------------------
Off-Balance Sheet Collateral:
     Irrevocable letters of credit               $   160,845       $   140,004
     Certificates of Deposit                          25,480            27,624
     Other Collateral                                 25,656            47,687
                                             ---------------- -----------------

         Total Off-Balance Sheet Collateral      $   211,981       $   215,315
                                             ================ =================

Trust deeds and mortgages on real property held as collateral are not reflected in the above figures due to the inexact nature of their disposition values. During 1997 and 1996, the Company received approximately 9% of its total collateral recoveries from trust deeds and mortgages on real property.

The Company's off-balance-sheet collateral, most notably irrevocable letters of credit, is taken on behalf of principals located in every geographical region of the country. The Company does not believe there to be noteworthy concentration of credit risk in any single area.



 (3)           INVESTMENTS

A summary of net investment income is as follows:

                                                                        Years ended December 31,
                                                                    1997              1996             1995
                                                                             (Dollars in thousands)
                                                               ---------------------------------------------------
Gross investment income:
     Fixed maturities                                                $   5,918         $   6,405        $   7,357
     Equity securities                                                     538               409              498
     Cash and short-term investments                                       330               338              509
Investment expense                                                       (390)             (345)            (501)
                                                               ---------------- ----------------- ----------------

         Net investment income                                       $   6,396         $   6,807        $   7,863
                                                               ================ ================= ================

Gross realized gains:
     Fixed maturities                                                $   1,542         $   1,343        $   1,780
     Equity securities                                                   2,686             1,528            1,710
     Other assets                                                            -                53                -
Gross realized losses:
     Fixed maturities                                                    (403)             (218)            (519)
     Equity securities                                                   (347)             (358)            (645)
     Other assets                                                          (5)             (147)            (150)
                                                               ---------------- ----------------- ----------------

         Net realized gains                                          $   3,473         $   2,201      $     2,176
                                                               ================ ================= ================

A summary of the accumulated net unrealized appreciation (depreciation) on investments carried at market and the applicable deferred Federal income taxes is shown below:


                                                                                  December 31,
                                                                             1997              1996
                                                                             (Dollars in thousands)
                                                                       -----------------------------------
Gross unrealized appreciation:
     Fixed maturities                                                         $   2,636         $   1,648
     Equity securities                                                            4,068             3,190
     Other invested assets                                                          639               182
Gross unrealized depreciation:
     Fixed maturities                                                             (406)             (953)
     Equity securities                                                            (398)             (346)
                                                                       ----------------- -----------------

     Gross unrealized appreciation on investments carried at market
                                                                                  6,539             3,721
     Deferred Federal income taxes                                              (2,223)           (1,265)
                                                                       ----------------- -----------------

         Net unrealized appreciation, net of deferred Federal income
              taxes                                                           $   4,316         $   2,456
                                                                       ================= =================

A summary of the net increase (decrease) in unrealized investment gains (losses) less applicable deferred Federal income taxes is as follows:

                                                                            Years ended December 31,
                                                                    1997              1996             1995
                                                                             (Dollars in thousands)
                                                               ---------------------------------------------------

Fixed maturities, available-for-sale                                 $   1,535       $   (1,704)        $   7,230
Common equity securities, available-for-sale                               879               503            1,613
Preferred equity securities, available-for-sale                           (52)               175              330
Other invested assets                                                      457                88               94
                                                               ---------------- ----------------- ----------------

     Total                                                               2,819             (938)            9,267
     Deferred Federal income taxes                                       (959)               320          (3,151)
                                                               ---------------- ----------------- ----------------

         Net increase (decrease) in unrealized investment
              gains (losses), net of deferred Federal income
              taxes                                                  $   1,860       $     (618)        $   6,116
                                                               ================ ================= ================

The Company's insurance subsidiaries are required to deposit securities in several of the states in which it conducts business as a condition of licensure. These investments are included in the "Fixed maturities" and "Short-term investments" captions within the accompanying consolidated balance sheets. As of December 31, 1997 and 1996, the market value of these deposits was approximately $13,935,000 and $12,561,000, respectively.

The amortized cost and estimated market values of investments in fixed maturities are as follows:

                                                                     December 31, 1997
                                                                   (Dollars in thousands)
                                            ---------------------------------------------------------------------
                                            ----------------- ---------------- ----------------- ----------------
                                                                   Gross            Gross
                                            Amortized Cost      Unrealized       Unrealized         Estimated
Fixed maturities, available-for-sale                               Gains           Losses         Market Value
                                            ----------------- ---------------- ----------------- ----------------
Bonds:
     U.S. Government                              $   11,008      $       309        $     (28)       $   11,289
     Asset backed securities                           3,287               56               (1)            3,342
     Mortgage backed securities                       17,647              131              (24)           17,754
     States, municipalities and political
         subdivisions                                 26,980              873               (8)           27,845
     Industrial and miscellaneous                     33,708            1,141             (332)           34,517
                                            ----------------- ---------------- ----------------- ----------------

         Total                                        92,630            2,510             (393)           94,747

Redeemable preferred stock                             3,791              126              (13)            3,904
Certificates of Deposit                                   95                -                 -               95
                                            ----------------- ---------------- ----------------- ----------------

         Total                                    $   96,516      $     2,636       $     (406)       $   98,746
                                            ================= ================ ================= ================


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
                                            ================= ================ ================= ================

The amortized cost and estimated market value of fixed maturities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Prepayment assumptions for asset backed and mortgage backed securities are obtained from broker dealer survey values or internal estimates. These assumptions are consistent with the current interest rate and economic environment.


Maturity distribution of fixed maturities,                              Amortized Cost      Estimated
available-for-sale:                                                                        Market Value
                                                                             (dollars in thousands)
                                                                       -----------------------------------

Due in 1 year or less                                                     $       4,140     $       4,157
Due after 1 year through 5 years                                                 35,606            36,305
Due after 5 years through 10 years                                               30,740            31,219
Due after 10 years through 20 years                                              13,481            14,086
Due after 20 years                                                               12,549            12,979
                                                                       ----------------- -----------------

Total bonds and sinking fund preferred stock                               $     96,516      $     98,746
                                                                       ================= =================

Proceeds from the sale of available-for-sale securities during 1997 and 1996 were $52,441,000 and $59,093,000, respectively. Gross gains of $4,228,000 and $2,871,000 and gross losses of $750,000 and $576,000 were realized on those sales in 1997 and 1996, respectively.



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

                                                                                  December 31,
                                                                             1997              1996
Summary of Furniture, Equipment and Improvements:                            (Dollars in thousands)
                                                                       -----------------------------------

    Automobiles                                                             $       149      $        145
    Furniture                                                                     3,002             2,664
    Equipment                                                                     9,605             8,965
    Improvements                                                                  2,343             3,019
                                                                       ----------------- -----------------

         Total fixed assets                                                      15,099            14,793

         Less accumulated depreciation                                          (9,744)          (10,046)
                                                                       ----------------- -----------------

              Furniture, equipment and improvements, net                    $     5,355      $      4,747
                                                                       ================= =================




(5)             INCOME TAXES

Amwest Insurance Group, Inc. and subsidiaries file a consolidated Federal income tax return. A reconciliation of the corporate federal tax with the financial statement effective tax for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                                            Years ended December 31,
                                                                    1997              1996             1995
                                                                             (Dollars in thousands)
                                                               ---------------------------------------------------

Computed tax expense at statutory rate                               $   2,528       $   (1,715)      $     1,529
Tax-advantaged interest income                                           (506)             (616)            (556)
Change in valuation allowance                                            (652)                 -             (94)
State taxes                                                                 15                47               97
Bad debt expense                                                           291             (463)                -
Other, net                                                                 261               387            (147)
                                                               ---------------- ----------------- ----------------

Total provision for income taxes (benefit)                           $   1,937       $   (2,360)      $       829
                                                               ================ ================= ================

The tax effects of temporary differences that give rise to significant portions of the deferred tax liability and the deferred tax asset at December 31, 1997 and 1996 are presented below.

                                                                            Years ended December 31,
                                                                             1997              1996
                                                                             (Dollars in thousands)
                                                                       -----------------------------------
Deferred tax assets:
     Unearned premiums                                                            2,718             2,182
     Accrued loss on lease termination and sub-lease                                  -               421
     Discount on loss reserves                                                    1,202             1,289
     Accrued vacation                                                               266               196
     Deferred compensation/ Accrued severance                                       173               216
     Alternative minimum tax credit                                               1,268               667
     Bad debt reserve                                                                74               328
     Net operating loss                                                               -               622
     Other                                                                           92                82
                                                                       ----------------- -----------------
         Total gross deferred tax assets                                          5,793             6,003
         Less: valuation allowance                                                    -             (651)
                                                                       ----------------- -----------------
              Net deferred tax assets                                             5,793             5,352
                                                                       ----------------- -----------------

Deferred tax liabilities:
     Deferred policy acquisition costs                                      $   (7,242)       $   (5,474)
     Unrealized investment gains                                                (2,220)           (1,314)
     Unearned contingent commission                                                   -             (215)
     Fixed assets                                                                  (86)              (40)
     Discount on salvage & subrogation reserves                                    (67)              (62)
     Deductible receivables                                                        (55)              (50)
     Other                                                                         (48)              (39)
                                                                       ----------------- -----------------
         Total gross deferred tax liabilities                                   (9,718)           (7,194)
                                                                       ----------------- -----------------

                  Total net deferred tax liability                          $   (3,925)       $   (1,842)
                                                                       ================= =================


Statement of Financial Accounting Standard No. 109 requires the establishment of a valuation allowance when management has determined that it is more likely than not that a portion of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the reversal of deferred credits and the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers primarily the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment.

Since 1992 the Company has maintained a valuation allowance for the fresh start benefit taken as a result of the Omnibus Budget Reconciliation Act of 1990. The amount of the valuation allowance has been reduced each year as the fresh start benefit has been realized through the collection of salvage and subrogation. During 1997, the Internal Revenue Service completed its audit of the Company's 1991, 1992 and 1993 tax years. The audit resulted in additional taxes of $301,804 related to the fresh start benefit. Accordingly, the remaining valuation allowance of $300,000 was eliminated during 1997.

Prior to the 1996 merger with Condor Services, Condor Services had established a $351,000 valuation allowance based on a history of net operating losses. During 1997, due to various factors including the filing of a Federal consolidated return, management determined that the Company would realize full benefit from Condor's deferred tax asset. Accordingly, the valuation allowance of $351,000 was eliminated.

At December 31, 1997, the Company has no net operating loss carryforwards available.



 (6)           RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table sets forth a reconciliation of the liability for losses and loss adjustment expenses for the periods shown:

                                                                                     December 31,
                                                                           1997          1996           1995
                                                                                (Dollars in thousands)
                                                                       ------------------------------------------
Balance at beginning of year                                             $   42,009     $   31,915    $   34,653
     Less: net reinsurance recoverable on unpaid loss and loss
         adjustment expenses                                                (6,133)        (7,669)       (8,069)
                                                                       ------------- -------------- -------------
Net balance at beginning of year                                            $35,876        $24,246       $26,584
Provision for losses and loss adjustment expenses occurring in
     current year                                                            35,212         45,853        35,508
Increase (decrease) in estimated losses and loss adjustment expenses
     for claims occurring in prior years                                      (555)            794         (243)
                                                                       ------------- -------------- -------------
                                                                             34,657         46,647        35,265
                                                                       ------------- -------------- -------------
Losses and loss adjustment expense payments for claims occurring during:
              Current year                                                 (15,095)       (21,638)      (19,283)
              Prior years                                                  (22,100)       (13,379)      (18,320)
                                                                       ------------- -------------- -------------
                                                                           (37,195)       (35,017)      (37,603)
                                                                       ------------- -------------- -------------

Net balance at end of year                                                   33,338         35,876        24,246
     Plus: net reinsurance recoverable on unpaid loss and loss
         adjustment expenses                                                  6,185          6,133         7,669
                                                                       ------------- -------------- -------------
Balance at end of year                                                   $   39,523     $   42,009    $   31,915
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

The following amounts represent premiums assumed and the deductions for reinsurance ceded for the years ended December 31, 1997, 1996 and 1995.

                                                                            Years ended December 31,
                                                                    1997              1996             1995
                                                                             (Dollars in thousands)
                                                               ---------------------------------------------------
Net premiums written:
     Direct                                                        $   107,015        $   94,935       $   93,604
     Assumed                                                             1,076             2,307              580
     Ceded                                                             (8,057)           (7,917)         (11,370)
                                                               ---------------- ----------------- ----------------

         Net premiums written                                      $   100,034        $   89,325       $   82,814
                                                               ================ ================= ================

Net change in unearned premiums:
     Direct                                                       $    (8,706)      $        480      $     1,222
     Assumed                                                               632             (810)            (142)
     Ceded                                                                 190           (1,112)            1,276
                                                               ---------------- ----------------- ----------------

         Net change in unearned premiums                         $     (7,884)       $   (1,442)      $     2,356
                                                               ================ ================= ================

Net loss and loss adjustment expenses:
     Direct                                                      $      36,038        $   50,391       $   42,032
     Assumed                                                               995               445              165
     Ceded                                                             (2,376)           (4,189)          (6,932)
                                                               ---------------- ----------------- ----------------

         Net losses and loss adjustment expenses                 $      34,657        $   46,647       $   35,265
                                                               ================ ================= ================


On the surety lines of business, the Company's subsidiaries maintain an excess of loss reinsurance treaty with a group of reinsurers lead by Kemper Reinsurance Company, (the "Kemper Treaty"). Kemper Reinsurance Company is a 27.5% participant, Scor Reinsurance Company has a 20% participation, Swiss Reinsurance Company has a 20% participation, Hartford Fire Insurance Company has a 15% participation, Underwriters Reinsurance Company has a 10% participation and General Accident Insurance Company of America has a 7.5% participation in the treaty.

The Kemper Treaty, which was prospectively amended on October 1, 1997, may be canceled at the election of either party by providing notice of cancellation 90 days prior to any anniversary, however, the reinsurers would remain liable for covered losses incurred up to the cancellation date. The amended Kemper Treaty limits the Company's exposure on any one principal (the person or entity for whose account the surety contract is made, and whose debt or obligation is the subject of the surety contract) to the first $2,000,000 of loss and to losses in excess of $20,000,000. Coverage is provided for most types of bonds which the Company writes except SBA guaranteed bonds, which are not covered by the treaty. The reinsurers' maximum exposure under the Kemper Treaty is $26,000,000 of losses discovered during any one contract period (October 1 to October 1). Effective October 1, 1996 to September 30, 1997, the coverage was $4,000,000 excess $2,000,000. Prior to October 1, 1996, the coverage was $5,500,000 excess $500,000 and the Company received a percentage of the profit, if any, on the treaty in the form of contingent commission. Contingent commissions in the amount of $3,287,000 and $2,226,000 were recognized under the profit sharing provisions of the treaty for the years ended December 31, 1996 and 1995, respectively.

In conjunction with the change in reinsured limits effective October 1, 1996 the Company, effective January 1, 1997, entered into an aggregate stop-loss treaty with Underwriters Reinsurance Company (Barbados), Inc. This contract covers approximately $5,000,000 of losses and allocated loss adjustment expenses incurred for the 1997 accident year on the surety lines of business in excess of 25.86% of net earned premiums, with an option to increase the coverage by up to $5,000,000 by payment of $1,000,000 prior to the incurrance of $2,500,000 in ceded losses under the original treaty.

Through September 30, 1997, the Company also maintained a semiautomatic bond facultative reinsurance contract for surety bonds. The contract applied to most types of bonds the Company writes with single bond penalty limits up to $10,000,000 or multiple bonds under a specific aggregate work program per principal with limits up to $20,000,000 for contract surety bonds and $25,000,000 for commercial surety bonds. The Company's retention under the contract was $6,000,000 plus 12% of the reinsured amount. The Company's aggregate retention was additionally reinsured by the aforementioned excess of loss reinsurance treaty, further limiting the Company's net exposure.

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


For its liability lines of business, the Company has reduced its exposure on any one risk with the purchase of excess of loss reinsurance. The net retained amount has varied by year, primarily based on the Company's surplus position. Currently, the Company retains the first $400,000 on any one risk with the next $600,000 ceded to a consortium of reinsurers led by Gerling Global Reinsurance Corporation. From July 1, 1996 to June 30, 1997 the Company participated in this treaty with a 10% share. The Company further reinsures $1,000,000 in excess of $1,000,000 for its liability coverages including extra contractual obligations and excess of policy limits exposures. The Company is also a party to a quota share agreement with regards to its non-standard private passenger automobile business. Under this agreement, the Company cedes 50% of its net liability on all non-standard private passenger automobile coverages.

For its property coverages, the Company generally retains the first $200,000 on any one exposure and purchases excess of loss reinsurance for $4,800,000 in excess of $200,000. Limits relating to its Hawaiian homeowners and California homeowners programs differ from the above. For Hawaiian homeowners, the Company retains $500,000 ultimate on each net loss with the Company reinsuring $1,250,000 in excess of $500,000. The Company participates in the Hawaii Hurricane Relief Fund, and accordingly, its Hawaiian policies exclude wind coverage over 75 miles per hour. For California homeowners, the Company is party to a quota share agreement in which the Company cedes 75% of its net liability with a limit of $7,500,000 per occurrence.



 (8)           RESTRICTIONS ON DIVIDENDS

As a holding company, the Company depends primarily on dividends from its insurance subsidiaries for its cash flow requirements. The Company's insurance subsidiaries are subject to state regulations which restrict their ability to pay dividends. These regulations restrict the amount of stockholder dividends which may be paid within any one year without the approval of the Department of Insurance in their state of domicile. Amwest Surety and Far West are domiciled in the state of Nebraska. During 1997, Condor was redomesticated to the state of Nebraska. The Nebraska Insurance Code provides that amounts may be paid as dividends on an annual basis without prior approval up to a maximum of the greater of (1) statutory net income, excluding realized capital gains, for the preceding year plus any carryforward net income from the previous two calendar years that have not already been paid out as dividends or (2) 10% of statutory policyholders' surplus as of the preceding December 31. The amount is further restricted to the amount of earned surplus as of December 31, 1997. Amwest Surety and Condor can pay $3,382,000 and $75,000, respectively, in dividends to the Company during 1998 without prior approval. For the years ended December 31, 1997, 1996 and 1995, Amwest Surety paid dividends of $0, $500,000 and $2,000,000, respectively, to Amwest Insurance Group, Inc.

The Company's credit agreements also contain restrictions on the payment of dividends (see Note 10).



(9)    STATUTORY ACCOUNTING PRINCIPLES FINANCIAL INFORMATION

The Company's insurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities ("statutory"). Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. Generally accepted accounting principles differ in certain respects from these prescribed statutory accounting practices. The more significant of these differences are (a) premium income is taken into earnings over the periods covered by the policies, whereas the related acquisition and commission costs are expensed when incurred; (b) all bonds and sinking fund preferred stock are recorded at amortized cost, regardless of trading activity;
(c) non-admitted assets

are charged directly against surplus; (d)loss reserves and unearned premium reserves are stated net of reinsurance; (e) Federal income taxes are recorded when payable; and (f) the outstanding contribution certificate is included as a component of surplus, and the interest on the outstanding contribution certificate is a direct charge to surplus. Additionally, the cash flow presentation is not consistent with generally accepted accounting principles and a reconciliation from net income to funds provided by operations is not presented. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As of December 31, 1997, there were no material permitted statutory accounting practices utilized by the insurance companies. The NAIC is working on a project to codify statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. When complete, that project will most likely change the definition of prescribed versus permitted statutory accounting practices and may result in changes to the accounting policies that insurance enterprises use to prepare their statutory financial statements.

Policyholders surplus and net income on a statutory basis is as follows:

                                                                         December 31,
                                          1997                               1996                               1995
                               Statutory        Statutory                          Statutory                          Statutory
                             Policyholders      Net Income        Statutory        Net Income        Statutory        Net Income
                                Surplus           (Loss)           Surplus           (Loss)           Surplus           (Loss)
                                                                    (Dollars in thousands)
                            --------------------------------------------------------------------------------------------------------

   Amwest Surety                 $   33,823       $     3,528       $   31,081       $   (3,803)       $   36,813        $    5,204
   Far West                           6,501             (461)            7,042             1,176            5,866               555
   Condor                            10,489             1,362            9,217           (1,707)            6,948                48




 (10)          BANK INDEBTEDNESS

On August 6, 1994, the Company entered into a revolving credit agreement with Union Bank for $12,500,000. The debt agreement was amended on April 24, 1996, July 10, 1996 and again on September 30, 1997 to increase the amount available under the revolving line of credit from $12,500,000 to $15,000,000 and to change certain covenants and payment requirements. At December 31, 1997, $15,000,000 is available under the revolving line of credit, $14,500,000 of which is currently utilized. The bank loan has a variable rate based upon fluctuations in the London Interbank Offered Rate (LIBOR) and amortizing principal payments. The interest rate at December 31, 1997 was 7.52 %. The credit agreement contains certain financial covenants with respect to capital expenditures, business acquisitions, liquidity ratio, leverage ratio, tangible net worth, net profit and dividend payments.

                                                         Balance
                                                 (Dollars in thousands)
                                                --------------------------
Summary of debt maturity schedule:
         September 30, 1998                             $   3,000
         September 30, 1999                                 3,500
         September 30, 2000                                 4,000
         September 30, 2001                                 4,500

The bank loan has a variable interest rate which approximates the rates currently available today. Accordingly, estimated fair value of the debt is equal to the statement value of $14,500,000.

(11)           OTHER LIABILITIES

The following table is a summary of other liabilities at December 31, 1997 and 1996:

                                                                                  December 31,
                                                                             1997              1996
                                                                             (Dollars in thousands)
                                                                       -----------------------------------
Accrued salaries, fringe benefits and other compensation                    $     3,072         $   2,271
Premium taxes payable                                                               986               878
Accrued rent payable                                                                 93               654
General accounts payable                                                             73               141
Accrued payable - SBA                                                               183                36
Dividends payable                                                                   379               365
Loss on early lease termination and sub-lease                                        56             1,696
Proposition 103 reserve                                                             982             1,928
Litigation reserve                                                                    -               175
Other                                                                             3,984             2,779
                                                                       ----------------- -----------------

     Total other liabilities                                                $     9,808         $  10,923
                                                                       ================= =================



(12)           COMMITMENTS AND CONTINGENCIES

The Company is subject to certain claims arising in the ordinary course of its operations. The Company believes that the ultimate resolution of such matters will not materially affect its consolidated financial condition.

At December 31, 1997, the Company occupied office space under various operating leases in addition to a leased mini-computer that have remaining noncancellable lease terms in excess of one year. Rental expenses of approximately $3,648,000, $5,647,000 and $4,033,000 for the years ended December 31, 1997, 1996 and 1995, respectively, have been charged to operations in the accompanying consolidated statements of operations.

                                                                 Balance
                                                         (Dollars in thousands)
                                                        -----------------------
Summary of minimum future annual rental commitments:
     1998                                                      $     2,421
     1999                                                            2,182
     2000                                                            1,984
     2001                                                            1,615
     2002 and thereafter                                            10,706
                                                        -----------------------

              Total                                             $   18,908
                                                        =======================




(13)           PROPOSITION 103

On August 26, 1990, the California legislature enacted A.B. 3798 exempting surety insurance from certain provisions of Proposition 103, which later became operative as Insurance Code Section 1861.135 ("Section 1861.135") on January 1, 1991. In April of 1991, a Los Angeles Superior Court Judge upheld the constitutionality of Section 1861.135. On December 7, 1992, the Second District Court of Appeal overturned Section 1861.135 by a 2-1 vote. On February 24, 1994, the California Supreme Court agreed to hear the Company's petition for review. On December 14, 1995, the California Supreme Court affirmed the decision of the Second District Court of Appeal. Accordingly, the surety insurance industry is no longer exempted from the rate rollback and prior approval provisions contained in Proposition 103. On August 15, 1996, the Company entered into a Stipulation and Consent Order with the Insurance Commissioner of the State of California which required the Company's insurance subsidiaries to pay $1,928,370 in full payment of their Proposition 103 liabilities.
The  Proposition  103 refund checks were issued by the  subsidiaries  in January
1997.



 (14)          RELATED PARTY TRANSACTIONS

Condor, since the commencement of insurance company operations in 1989, has offered its monthly commercial automobile insurance policies to members of the Waste Industry Loss Prevention and Safety Association (d.b.a. "The Safety Association"). One of the directors and executive officers of the Company is an officer, director and shareholder of The Safety Association. In order to accept monthly commercial automobile coverage written by Condor, an applicant must become a member of The Safety Association. This business constituted approximately 87%, 88% and 90% for 1997, 1996 and 1995, respectively, of total premiums written by Condor. Since 1981, the Company has had the exclusive right to provide insurance programs to The Safety Association pursuant to an agreement which may be terminated as of April 1 of any year by either party by giving 15 months notice of cancellation.



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


(16)           RETIREMENT PLAN

In January, 1992, the Company adopted a 401(k) savings plan entitled the Amwest Surety Insurance Company 401(k) Plan (the "Plan"). Employees eligible for participation in the Plan must have attained one year of service and be at least 21 years of age. The Plan provides for employer matching contributions at 50%, up to a maximum of the first 6% of the employee contribution and become fully vested at the end of 5 years of employment. Total expense to the Company during 1997, 1996 and 1995 amounted to $365,000, $344,000 and $275,000, respectively.



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

In October, 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). As permitted by FAS 123, the Company continued to use accounting methods presented by Accounting Principles Board Opinion No. 25 and has expanded its disclosure of stock-based compensation in the tables below. The additional compensation costs that would have been recorded if the Company had adopted FAS 123 are not material to the consolidated financial statements of the Company.

                                                                   Non-Employee Director
                                                                     Stock Option Plan
                                           Stock Option Plan                                          Total
                                        ------------------------- ------------------------- --------------------------

Shares reserved for issuance                             676,000                    75,000                    751,000
Granted                                              (1,069,621)                  (57,500)                (1,127,121)
Canceled / Expired                                       419,007                         -                    419,007
                                        ========================= ========================= ==========================
Total available for grant                                 25,386                    17,500                     42,886
                                        ========================= ========================= ==========================

A summary of the status of the Plans as of December 31, 1997, 1996 and 1995, and changes during the years ending on those dates is presented below:

                                          1997                               1996                              1995
                            ---------------------------------- --------------------------------- ---------------------------------
                                            Weighted Average                  Weighted Average                   Weighted Average
                               Shares        Exercise Price       Shares       Exercise Price        Shares       Exercise Price
                            -------------- ------------------- -------------- ------------------ --------------- -----------------
Outstanding at
  beginning of year               442,005              $12.59        328,950             $12.70         276,950            $11.44
Granted                            93,000               12.50        149,430              12.54         106,000             14.29
Exercised                        (71,000)                9.59        (6,950)               8.75        (48,875)              9.17
Canceled / Expired               (15,820)               13.24       (29,425)              14.46         (5,125)             11.56
                            -------------- ------------------- -------------- ------------------ --------------- -----------------
Outstanding at
  end of year                     448,185              $13.03        442,005             $12.59         328,950            $12.70
                            ============== =================== ============== ================== =============== =================
Options exercisable
  at end of year                  237,766              $12.93        225,174             $11.63         154,488            $11.88
                            ============== =================== ============== ================== =============== =================


The following table summarizes information about options outstanding under the Plans at December 31, 1997:

                                           Options Outstanding                         Options Exercisable
                                             Weighted Average
         Range of               Number          Remaining         Weighted           Number          Weighted
     Exercise Prices          Outstanding    Contractual Life      Average        Outstanding         Average
                                                               Exercise Price                     Exercise Price
--------------------------- ---------------- ----------------- ---------------- ----------------- ----------------

      $6.14 - $9.213                 12,860               4.7            $8.36            12,860            $8.36
     $9.875 - $11.825                53,300               1.1            10.96            53,300            10.96
     $12.50 - $14.875               382,025               5.2            13.47           171,606            13.89
                            ================ ================= ================ ================= ================
     $6.14 - $14.875                448,185               4.7           $13.03           237,766           $12.93
                            ================ ================= ================ ================= ================

Pro forma net income (loss) and earnings (loss) per share information, as required by SFAS No. 123, has been calculated as if the Company had accounted for options granted under the Plans using the fair value method. The fair value of options granted was estimated as of the date of grant based on the Black-Scholes option pricing model given the following weighted average assumptions: risk-free interest rates of 6.34% and 6.67% for 1997, 6.39% for 1996 and 6.36% for 1995, a dividend yield of 3.12% for 1997, 3.48% for 1996 and
2.72% for 1995, volatility of the Company's Common Stock of 7.15% for 1997, 7.18% for 1996 and 7.44% for 1995, and an expected life of the stock options of 10 years. The weighted average grant date fair values of stock options granted during 1997, 1996 and 1995 were $4.92, $5.09 and $5.07, respectively.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                      SUPPLEMENTARY INFORMATION (UNAUDITED)



QUARTERLY FINANCIAL INFORMATION

The quarterly results for the years ended December 31, 1997, 1996 and 1995 are set forth in the following table:

                                                                 (Dollars in thousands, except per share data)
                                                      ---------------- ----------------- ----------------- ----------------
                                                           First        Second Quarter        Third            Fourth
                                                          Quarter                            Quarter           Quarter
                                                      ---------------- ----------------- ----------------- ----------------
1997
     Premiums written                                       $  21,609         $  28,175         $  30,083        $  28,224
     Net premiums earned                                       21,446            21,781            23,736           25,187
     Net investment income                                      1,681             1,605             1,594            1,516
     Net realized gains                                           637               348             1,044            1,444
     Commissions and fees                                           -                 5                17                2
     Total revenues                                            23,764            23,739            26,391           28,149
     Net income                                                 1,785             1,314               685            1,714
     Earnings per share - basic                                   .54               .39               .20              .50
     Earnings per share - diluted                                 .53               .39               .20              .49

                                                      ---------------- ----------------- ----------------- ----------------
                                                           First        Second Quarter        Third            Fourth
                                                          Quarter                            Quarter           Quarter
                                                      ---------------- ----------------- ----------------- ----------------
1996
     Premiums written                                       $  23,208         $  25,749         $  24,719        $  23,566
     Net premiums earned                                       21,835            21,535            22,239           22,274
     Net investment income                                      1,807             1,678             1,581            1,741
     Net realized gains                                         1,025               517               325              334
     Commissions and fees                                         143                81                 -            (222)
     Total revenues                                            24,810            23,811            24,145           24,129
     Net income (loss)                                             86           (1,311)             1,191          (2,652)
     Earnings (loss) per share - basic                            .03             (.39)               .36            (.80)
     Earnings (loss) per share - diluted                          .03             (.39)               .36            (.80)

                                                      ---------------- ----------------- ----------------- ----------------
                                                           First        Second Quarter        Third            Fourth
                                                          Quarter                            Quarter           Quarter
                                                      ---------------- ----------------- ----------------- ----------------
1995
     Premiums written                                         $21,799           $25,333           $24,722          $22,330
     Net premiums earned                                       21,233            21,153            21,322           21,462
     Net investment income                                      1,997             1,985             2,016            1,782
     Net realized gains (losses)                                   20               589               634              933
     Net unrealized gains (losses) on trading
         securities                                                32                43               (1)                9
     Commissions and fees                                         181               131               142              343
     Total revenues                                            23,463            23,901            24,113           24,529
     Net income (loss)                                          1,259             1,682               785             (57)
     Earnings (loss) per share - basic                            .38               .51               .24            (.02)
     Earnings (loss) per share - diluted                          .38               .50               .23            (.02)


                                                           SCHEDULE I

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                             SUMMARY OF INVESTMENTS-
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                                December 31, 1997
                             (Dollars in thousands)

                                 Column A                              Column B           Column C         Column D

                                                                                                            Amount
                                                                                                          as shown on
                             Type of investment                        Cost                Value         balance sheet
Fixed Maturities:
     Bonds:
        United States Government and government
           agencies and authorities                             $         20,093   $         20,422   $          20,422
        States, municipalities and political subdivisions                 32,468             33,362              33,362
        Foreign governments                                                    -                  -                   -
        Public utilities                                                       -                  -                   -
        Convertibles and bonds with warrants attached                          -                  -                   -
        All other corporate bonds                                         40,069             40,963              40,963
                                                                  ---------------    ---------------    ----------------

           Total bonds                                                    92,630             94,747              94,747

     Certificates of deposit                                                  95                 95                  95
     Redeemable preferred stock                                            3,791              3,904               3,904
                                                                  ---------------    ---------------    ----------------

           Total fixed maturities                                         96,516             98,746              98,746

Equity securities:
     Common stocks:
        Public utilities                                                     120                214                 214
        Banks, trust and insurance companies                               1,713              3,048               3,048
        Industrial, miscellaneous and all other                            5,023              7,035               7,035
     Non-redeemable preferred stocks                                       2,664              2,894               2,894
                                                                  ---------------    ---------------    ----------------

           Total equity securities                                         9,520             13,191              13,191

Mortgage loans on real estate                                                  -         XXXXXXX                      -
Real estate                                                                    -         XXXXXXX                      -
Policy loans                                                                   -         XXXXXXX                      -
Other long-term investments                                                5,816         XXXXXXX                  6,455
Short-term money-market investments                                        2,281         XXXXXXX                  2,281
                                                                  ---------------    ---------------    ----------------

           Total investments                                    $        114,133         XXXXXXX      $         120,673
                                                                  ===============    ===============    ================


                                                            SCHEDULE II

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

              CONDENSED FINANCIAL INFORMATION (Parent Company Only)
                             STATEMENT OF OPERATIONS
                             (Dollars in thousands)

                                                                            Year ended December 31,
                                                                      1997             1996              1995
REVENUES:

      Management fee income, net                                $            -   $            -    $          734
      Equity in income (loss) of subsidiaries                            5,208            (969)             3,307
      Commissions & fees                                                   572                2             1,176
      Net investment income                                                 32               65               201
      Net realized gains (losses)                                            8              (5)                 -
                                                                   ------------     ------------     -------------
           Total revenues                                                5,820            (907)             5,418

EXPENSES:

      General and administrative                                             -                -             1,489
      Merger expenses                                                        -              710                 -
      Lease termination cost                                                 -            1,300                 -
      Interest expense                                                     306              107                 -
                                                                   ------------     ------------     -------------
           Total expenses                                                  306            2,117             1,489

          Income before income taxes                                     5,514          (3,024)             3,929

Provision for income taxes (benefit)                                        16            (338)               260
                                                                   ------------     ------------     -------------

          Net income (loss)                                     $        5,498   $      (2,686)             3,669
                                                                   ============     ============     =============


                 See accompanying notes to financial statements.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

              CONDENSED FINANCIAL INFORMATION (Parent Company Only)
                                 BALANCE SHEETS
                             (Dollars in thousands)

                                                                                          December 31,
                                                                                      1997              1996
ASSETS:

      Total investments                                                         $        66,989   $        61,083
      Cash and cash equivalents                                                             176             1,059
      Income taxes receivable                                                               123                21
      Deferred Federal income tax asset                                                     523               533
      Due from affiliates                                                                    76                 -
      Furniture, equipment and improvements                                               3,648             1,078
      Other assets                                                                        1,071             2,046
                                                                                  --------------    --------------

          Total assets                                                          $        72,606   $        65,820
                                                                                  ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
      Bank indebtedness                                                         $        14,500   $        12,500
      Due to affiliates                                                                       -             1,166
      Other liabilities                                                                     927             2,222
                                                                                  --------------    --------------

          Total liabilities                                                              15,427            15,888
                                                                                  --------------    --------------

Stockholders' Equity:
      Common stock and additional paid in capital                                        18,243            16,860
      Net unrealized appreciation (depreciation) of investments,
          net of taxes                                                                    4,316             2,456
      Retained earnings                                                                  34,620            30,616
                                                                                  --------------    --------------

          Total stockholders' equity                                                     57,179            49,932
                                                                                  --------------    --------------

               Total liabilities and stockholders' equity                       $        72,606   $        65,820
                                                                                  ==============    ==============


                 See accompanying notes to financial statements.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

              CONDENSED FINANCIAL INFORMATION (Parent Company Only)
                             STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                              Year ended December 31,
                                                                      1997             1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                          $       5,498   $      (2,686)   $         3,669
      Less equity in income of subsidiary                              (5,208)              969           (3,307)
                                                                   ------------    -------------    --------------
          Net income from operations                                       290          (1,717)               362
          Adjustments:
               Change in income taxes, net                                (92)            1,268                97
               Change in accrued investment income                           -               10                 -
               Change in due (to) from affiliates                      (1,242)            (270)               597
               Change in other assets / liabilities                      (320)            1,829           (1,539)
               Dividend received from affiliate                              -              500             2,160
               Provision for depreciation and amortization                 372              431               822
               Realized (gains) losses on sale of investments              (8)                4                 -
               Purchases of trading securities                               -                -          (26,644)
               Sales of trading securities                                   -                -            26,959
               Realized loss on sale of fixed assets                        46               36                 6
                                                                   ------------    -------------    --------------
                   Net cash provided (used)                              (954)            2,091             2,820
                                                                   ------------    -------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash received from investments sold, matured,
          called or repaid                                                 187              995                 -
      Cash paid for investments acquired                                  (17)          (2,262)                 -
      Amortization of premium on bonds                                       -                -             (632)
      Capital expenditures, net                                        (2,988)             (14)             (256)
                                                                   ------------    -------------    --------------
          Net cash provided (used)                                     (2,818)          (1,281)             (888)
                                                                   ------------    -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of surplus note from subsidiary                          1,000            1,000                 -
      Proceeds from issuance of long term debt                           2,000                -                 -
      Proceeds from common stock issuance                                1,382              299               448
      Repurchase of common stock                                             -            (676)             (375)
      Capital contribution to subsidiaries                                   -          (1,000)             (938)
      Dividends paid                                                   (1,493)          (1,462)             (940)
                                                                   ------------    -------------    --------------
          Net cash from financing activities                             2,889          (1,839)           (1,805)
                                                                   ------------    -------------    --------------

          Net increase (decrease)                                        (883)          (1,029)               127
          Cash and cash equivalents, beginning                           1,059            2,088             1,961
                                                                   ------------    -------------    --------------
               Cash and cash equivalents, ending                $          176   $        1,059   $         2,088
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

3.        Long-Term Obligations and Guarantees
         On August 6, 1994, the Parent Company entered into a revolving credit agreement with Union Bank for $12,500,000. The debt agreement was amended on April 24, 1996, July 10, 1996 and again on September 30, 1997 to increase the amount available under the revolving line of credit from $12,500,000 to $15,000,000 and to change certain covenants and payment requirements. At December 31, 1997, $15,000,000 is available under the revolving line of credit, $14,500,000 of which is currently utilized. The bank loan has a variable rate based upon fluctuations in the London Interbank Offered Rate (LIBOR) and amortizing principal payments.

The Board of Directors
Amwest Insurance Group, Inc.:

We consent to incorporation by reference in registration statements Nos. 33-11020, 33-24243 and 33-38128 on Form S-8 and in registration statements Nos. 33-28645 and 33-37984 on Form S-3 of Amwest Insurance Group, Inc. of our reports dated February 21, 1997, relating to the consolidated balance sheets of Amwest Insurance Group, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, cash flows and changes in stockholders' equity and related schedules for each of the years in the three-year period ended December 31, 1997, which reports appear in the December 31, 1997 annual report on Form 10-K of Amwest Insurance Group, Inc.





                                        KPMG PEAT MARWICK LLP





Los Angeles, California
March 26, 1998

                          INDEPENDENT AUDITORS' REPORT







The Board of Directors and Stockholders

Amwest Insurance Group, Inc.:

Under date of February 4, 1998, we reported on the consolidated balance sheets of Amwest Insurance Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the years in the three-year period ended December 31, 1997, as contained in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





                                     KPMG PEAT MARWICK LLP





Los Angeles, California
February 4, 1998