Form 10-Q
period 1998-03-31
AMWEST INSURANCE GROUP INC
filed 1998-05-18
CIK 780118

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

                                       OR

                 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

                         Commission file number: 1-9580

                          AMWEST INSURANCE GROUP, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                      95-2672141
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification No.)


5230 Las Virgenes Road                                    91302
Calabasas, California                                    (Zip Code)


Registrant's telephone number, including area code:      (818) 871-2000




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

         As of May 13, 1998, 3,835,841 shares of common stock, $.01 par value, were outstanding.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES


                                      INDEX

Part I. FINANCIAL INFORMATION:

Item 1
Consolidated Statements of Operations for the three months ended March
31, 1998 and 1997                                                           3

Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997      4

Consolidated Statements of Cash Flows for the three months ended March
31, 1998 and 1997                                                           6

Notes to Interim Consolidated Financial Statements                          8

Item 2
Management's Discussion and Analysis of Financial Condition and Results
of Operations                                                               9

Part II. OTHER INFORMATION:

Item 1
Legal Proceedings                                                          13

Item 2
Changes in Securities                                                      13

Item 3
Defaults Upon Senior Securities                                            13

Item 4
Submission of Matters to a Vote of Security Ho1ders                        13

Item 5
Other Information                                                          13

Item 6
Exhibits and Reports on Form 8-K                                           13

                         PART I - FINANCIAL INFORMATION

                                     Item 1

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)

                                                                                                       Three months ended
                                                                                                           March 31,
                                                                                                        1998         1997

    Premiums written .............................................................................   $ 29,342    $ 21,610
    Premiums ceded ...............................................................................     (2,398)     (1,149)
                                                                                                     --------    --------
       Net premiums written ......................................................................     26,944      20,461
    Change in unearned premiums:
       Direct ....................................................................................        148       1,644
       Ceded .....................................................................................         32        (659)
                                                                                                     --------    --------
          Net premiums earned ....................................................................     27,124      21,446
                                                                                                     --------    --------

Underwriting expenses:
    Losses and loss adjustment expenses ..........................................................      9,492       6,653
    Reinsurance (recoveries) refunds .............................................................       (584)        415
                                                                                                     --------    --------
       Net losses and loss adjustment expenses ...................................................      8,908       7,068
    Policy acquisition costs .....................................................................     14,146      10,821
    General operating costs ......................................................................      3,155       2,903
                                                                                                     --------    --------
       Total underwriting expenses ...............................................................     26,209      20,792
                                                                                                     --------    --------

          Underwriting income ....................................................................        915         654

Interest expense .................................................................................       (405)       (401)
Net investment income ............................................................................      1,577       1,681
Net realized gains ...............................................................................        820         637
                                                                                                     --------    --------


    Income before income taxes ...................................................................      2,907       2,571

Provision for income taxes:
    Current ......................................................................................        700         524
    Deferred .....................................................................................        151         262
                                                                                                     --------    --------
       Total provision for income taxes ..........................................................        851         786
                                                                                                     --------    --------

          Net income .............................................................................   $  2,056    $  1,785
                                                                                                     ========    ========

Earnings per common share:
    Basic ........................................................................................   $   0.54    $   0.49
                                                                                                     ========    ========
    Diluted ......................................................................................   $   0.53    $   0.48
                                                                                                     ========    ========




                 See accompanying notes to interim consolidated
                             financial statements.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                                         March 31,  December 31,
                                                                                             1998         1997
                                                                                        ---------    ---------
                                                                                       (unaudited)

Investments, available-for-sale:
Fixedmaturities,  at market  value  (amortized  cost of $95,915  and  $96,516 at
     March 31, 1998 and December 31, 1997,
     respectively) ..................................................................   $  98,240    $  98,746

Common equity  securities,  at market  value (cost of $6,775 and $6,856 at March
     31, 1998 and December 31, 1997, respectively)
                                                                                           11,339       10,297

Preferred equity securities, at market value (cost of $3,797 and $2,664 at March
     31, 1998 and December 31, 1997, respectively)
                                                                                            4,177        2,894

Other invested assets (cost of $6,250 and $5,816 at March 31,
      1998 and December 31, 1997, respectively) .....................................       7,645        6,455

Short-term investments ..............................................................       2,081        2,281
                                                                                        ---------    ---------

Total investments ...................................................................     123,482      120,673

Cash and cash equivalents ...........................................................       6,705        3,807
Accrued investment income ...........................................................       1,423        1,366
Agents balances and premiums receivable (less allowance for doubtful accounts of
     $967 and $467 at March 31, 1998 and
     December 31, 1997) .............................................................      15,829       12,511
Reinsurance recoverable:
     Paid loss and loss adjustment expenses .........................................       1,424        2,524
     Unpaid loss and loss adjustment expenses .......................................       6,482        6,185
Ceded unearned premiums .............................................................       2,071        2,039
Deferred policy acquisition costs ...................................................      21,603       21,299
Furniture, equipment and improvements, net ..........................................       5,348        5,355
Current Federal income taxes ........................................................        (778)       1,581
Other assets ........................................................................      11,789       13,179
                                                                                        ---------    ---------

         Total assets ...............................................................   $ 195,378    $ 190,519
                                                                                        =========    =========

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                         March 31, December 31,
                                                                                           1998       1997
                                                                                         --------   --------
                                                                                        (unaudited)

Liabilities:
     Unpaid losses and loss adjustment expenses ......................................   $ 39,056   $ 39,523
     Unearned premiums ...............................................................     41,864     42,013
     Funds held as collateral ........................................................     26,491     23,116
     Deferred Federal income taxes ...................................................      4,131      3,925
     Bank indebtedness ...............................................................     14,500     14,500
     Amounts due to reinsurers .......................................................        599        455
     Other liabilities ...............................................................      8,313      9,808
                                                                                         --------   --------

         Total liabilities ...........................................................    134,954    133,340

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000
         shares authorized; issued and outstanding: none .............................       --         --
     Common stock, $.01 par value, 10,000,000
         shares authorized, issued and outstanding: 3,818,624 at
         March 31, 1998 and 3,798,141 at December 31, 1997 ...........................         38         34
     Additional paid-in capital ......................................................     23,809     18,209
     Net unrealized appreciation of investments carried at market,
         net of income taxes .........................................................      5,707      4,316
     Retained earnings ...............................................................     30,870     34,620
                                                                                         --------   --------

         Total stockholders' equity ..................................................     60,424     57,179
                                                                                         --------   --------

                  Total liabilities and stockholders' equity .........................   $195,378   $190,519
                                                                                         ========   ========



                 See accompanying notes to interim consolidated
                             financial statements.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Dollars in thousands)

                                                                                                            Three months ended
                                                                                                                 March 31,
                                                                                                             1998        1997

Cash flows from operating activities:

     Net income .......................................................................................   $  2,056    $  1,785
     Adjustments to reconcile net income to cash provided by operating activities:

        Change in agents' balances and premiums receivable and
            unearned premiums .........................................................................     (3,467)     (2,608)
        Change in accrued investment income ...........................................................        (57)        (22)
        Change in unpaid losses and loss adjustment expenses ..........................................       (467)     (2,987)
        Change in  reinsurance  recoverable  on paid and unpaid  losses and loss adjustment expenses and ceded unearned premiums
                                                                                                               771       1,311
        Change in amounts due to reinsurers ...........................................................        144         326
        Change in other assets and other liabilities ..................................................        495      (2,217)
        Change in income taxes, net ...................................................................      1,848       1,556
        Change in deferred policy acquisition costs ...................................................       (304)       (112)
        Net realized (gain) on sale of investments ....................................................       (819)       (637)
        Net realized loss on sale of fixed assets .....................................................          2           1
        Provision for depreciation and amortization ...................................................        393         346
                                                                                                          --------    --------

              Net cash provided (used) by operating activities ........................................        595      (3,258)

Cash flows from investing activities:

     Cash received from investments sold prior to maturity ............................................     16,753      10,171
     Cash received from investments  matured or called ................................................      3,561       2,887
     Cash paid for investments acquired ...............................................................    (20,229)    (12,244)
     Amortization of discount on bonds ................................................................         33         (26)
     Capital expenditures, net ........................................................................       (388)       (113)
     Acquisition of agencies, net .....................................................................       (600)       --
     Mortgage and other loans, net ....................................................................       --          (510)
                                                                                                          --------    --------

         Net cash provided (used) by investing activities .............................................       (870)        165


Cash flows from financing activities:

     Proceeds from issuance of common stock ............       179        226
     Change in funds held as collateral ................     3,375     (2,738)
     Dividends paid ....................................      (381)      (369)
                                                           -------    -------

        Net cash provided (used) by financing activities     3,173     (2,881)
                                                           -------    -------

Net (decrease) in cash and cash equivalents ............     2,898     (5,974)

Cash and cash equivalents at beginning of period .......     3,807      6,433
                                                           -------    -------

Cash and cash equivalents at end of period .............   $ 6,705    $   459
                                                           =======    =======





Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest ..........................................   $   405    $   401
     Income taxes ......................................       162         44








                 See accompanying notes to interim consolidated
                             financial statements.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
               Notes to Interim Consolidated Financial Statements
                                   (unaudited)


         (1)   Basis of Presentation
         The interim consolidated financial statements presented herein are unaudited and, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. All such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         (2)   Stock Dividend
         The Company paid a 10% stock dividend to stockholders of record as of March 31, 1998. The dividend was charged to retained earnings in the amount of $5,424,000, which was based on the closing price of $15.625 per share of Common Stock on the declaration date. All share and per share amounts included in the accompanying consolidated financial statements and notes are based on the increased number of shares giving retroactive effect to the stock dividend.

         (3)   Comprehensive Income
         SFAS No. 130 "Reporting Comprehensive Income" was adopted by the Company effective January 1, 1998. Comprehensive Income represents a measure of all changes in equity of enterprises that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income for the quarterly periods ended March 31, 1998 and 1997 was $3,447,000 and $473,000, respectively. The Company's Comprehensive Income is comprised of net income for the period plus the tax effected increase or decrease in unrealized gains occurring during the period.

     (4)   Earnings Per Share
        In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings Per Share", which requires the presentation of "basic" and "diluted" earnings per share("EPS") and is effective for periods ending after December 15, 1997. Basic EPS is calculated based on the weighted average number of common shares outstanding and diluted EPS includes the effects of dilutive potential common shares. The effect of this change on reported EPS data is as follows:

                                                                             Three months ended March 31,
                                                                  Income              Shares               Per-Share
                                                                  (Numerator)         (Denominator)        Amount
                                                                  ($ in thousands)                         (Dollars)
                                                                  ----------------    -------------        ---------

          Basic EPS:
          1998                                                    $     2,056         3,801,735            $      .54
          1997                                                    $     1,785         3,667,441            $      .49

          Effect of Dilutive Securities:
          1998                                                                        79,592
          1997                                                                        25,416

          Diluted EPS:
          1998                                                    $     2,056         3,881,327            $      .53
          1997                                                    $     1,785         3,692,857            $      .48

                 Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Results of Operations

         Premiums written increased 36% from $21,610,000 for the three months ended March 31, 1997 to $29,342,000 for the three months ended March 31, 1998.

         The premium growth was primarily due to premium increases in the surety product lines. Premiums for the surety division increased 44% from $15,710,000 for the three months ended March 31, 1997 to $22,634,000 for the three months ended March 31, 1998. The Company believes that the increase is attributable to the impact of regionalization of contract surety underwriting function thereby allowing the Company to respond on a more timely basis to bond requests coupled with continued strong growth in the commercial surety operation.

         Premiums for the property and casualty division also increased 14% from $5,900,000 for the three months ended March 31, 1997 to $6,708,000 for the three months ended March 31, 1998, primarily due to the commencement of one specialty general agency program.

         Net premiums earned increased 26% from $21,446,000 for the three months ended March 31, 1997 to $27,124,000 for the three months ended March 31, 1998. The Company generally earns premiums ratably over the assigned bond terms for the surety operations and the policy term for the specialty property and casualty operations.

         Net losses and loss adjustment expenses ratio remained constant at 33%, or $7,068,000 for the three months ended March 31, 1997 and $8,908,000 for the three months ended March 31, 1998. The loss ratio for surety operations improved from 25% in 1997 to 22% in 1998, primarily due to improved loss experience in both contract and commercial surety operations. The loss ratio for property and casualty operations deteriorated from 58% in 1997 to 77% in 1998, primarily due to an increase in claims activity for the commercial trucking operation during the first quarter. The Company believes that the increase in commercial trucking claims activity for the first quarter of 1998 is primarily due to poor weather driving conditions in California caused by significantly increased rainfall in 1998 versus the corresponding 1997 period.

         Policy acquisition costs increased as a percentage of net premiums earned from 50%, or $10,821,000 to 52%, or $14,146,000 for the three months ended March 31, 1997 and 1998, respectively. This increase is primarily attributable to expenses incurred by the property and casualty division for additional programs which have not yet commenced.

         General operating costs decreased as a percentage of net premiums earned from 14%, or $2,903,000 for the three months ended March 31, 1997 to 12%, or $3,155,000 for the three months ended March 31, 1998. The improvement in the general and administrative expense ratio is reflective of increased net premiums earned.

         The Company's underwriting income increased from $654,000 for the three months ended March 31, 1997 to $915,000 for the three months ended March 31, 1998. The combined ratio remained steady at 97% for the three months ended March 31, 1997 and three months ended March 31, 1998, due to a combination of the factors discussed above.

         Interest expense increased from $401,000 for the three months ended March 31, 1997 to $405,000 for the three months ended March 31, 1998. This increase is attributable to an increase in the outstanding balance of bank indebtedness from $12,500,000 to $14,500,000 in June 1997 as well as an increase in the interest rate on the bank indebtedness from an average rate of 7.1% for the three months ended March 31, 1997 to an average rate of 7.5% for the three months ended March 31, 1998. The increase was partially offset by a reduction in average funds held as collateral from $28,560,000 for the three months ended March 31, 1997 to $24,804,000 for the three months ended March 31, 1998. Collateral rates are adjusted at various times throughout the year in accordance with general market conditions.

         Net investment income and realized investment gains increased 3% from $2,318,000 for the three months ended March 31, 1997 to $2,396,000 for the three months ended March 31, 1998. The increase is primarily due to an increase in realized investment gains from $637,000 at March 31, 1997 to $819,000 at March 31, 1998. The investments sold during the three months ended March 31, 1998 were primarily equity securities and certain fixed income investments including mortgage-backed and municipal bond securities.

         Income before income taxes increased from $2,571,000 for the three months ended March 31, 1997 to $2,907,000 for the three months ended March 31, 1998 due to the factors outlined above.

         The effective tax rate was 31% for the three months ended March 31, 1997 as compared to an effective rate of 29% for the three months ended March 31, 1998. The primary reason for the variance from the corporate income tax rate of 34% is tax advantaged income received on a portion of the Company's investment portfolio.

         Net income increased from $1,785,000 for the three months ended March 31, 1997 to $2,056,000 for the three months ended March 31, 1998 due to the factors outlined above.


         Liquidity and Capital Resources

         As of March 31, 1998, the Company held total cash and cash equivalents and invested assets of $130,187,000. This amount includes an aggregate of $26,491,000 in funds held as collateral which is shown as a liability on the Company's consolidated balance sheets. As of March 31, 1998, the Company's invested assets consisted of $98,240,000 in fixed maturities, held at market value, $11,339,000 in common equity securities, $4,177,000 in preferred equity securities, $7,645,000 in other invested assets and $2,081,000 in short-term investments, including certificates of deposit with original maturities less than one year.

         Because the Company depends primarily on dividends from its insurance subsidiaries for its net cash flow requirements, absent other sources of cash flow, the Company cannot pay dividends materially in excess of the amount of dividends that could be paid by the insurance subsidiaries to the Company. The State of Nebraska regulates, through the Office of the Insurance Commissioner, the amount of dividends which can be paid by a domestic insurance company utilizing various formula methodology.

          On August 6, 1993, the Company entered into a revolving credit agreement with Union Bank for $12,500,000 which refinanced a previous loan. The debt agreement was amended on April 24, 1995, July 10, 1996 and again on September 30, 1997 to increase the amount available under the revolving line of credit from $12,500,000 to $15,000,000 and to change certain covenants and payment requirements. The bank loan has a variable rate of interest based upon fluctuations in the London Interbank Offered Rate (LIBOR) and has amortizing principal payments. The interest rate at March 31, 1998 was 7.5%. The credit agreement contains certain financial covenants with respect to capital expenditures, business acquisitions, liquidity ratio, leverage ratio, tangible net worth, net profit and dividend payments.

         The Company is a party to a lease with ACD2 for its corporate headquarters. This lease has a term of 15 years and contains provisions for scheduled lease charges. The Company's minimum commitment with respect to this lease in 1998 is approximately $699,000. The Company also has the option to purchase this new home office building and land three years into the lease period at a predetermined rate for the building, with the value of land based on then existing market rates.

         Other than the Company's obligations with respect to funds held as collateral and the Company's obligation to pay claims as they arise, the Company's commitments to pay principal and interest on the bank debt and lease expenses as noted above, the Company has no significant cash commitments.

         The Company believes that its cash flows from operations and other present sources of capital are sufficient to sustain its needs for at least the remainder of 1998.

         The Company used $3,258,000 in cash from operating activities for the three months March 31, 1997 as compared to generating $595,000 for the three months ended March 31, 1998. The Company generated $165,000 in cash for investing activities for the three months ended March 31, 1997 as compared to using $870,000 for the three months ended March 31, 1998. The Company used $2,881,000 in cash from financing activities for the three months ended March 31, 1997 as compared to generating $3,173,000 for the three months ended March 31, 1998.

         Certain statements contained in this Form 10-Q regard matters which are not historical facts and are forward looking statements. Because such forward looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to: a decline in demand for surety bonds or specialty property and casualty insurance, the ineffectiveness of certain management and reorganization changes made, a deterioration in results of any of the Company's product lines, adverse loss development and associated expense incurred by the Company due to severity or frequency of claims filed with respect to the Company's insurance products, or a general economic decline. The Comany undertakes no obligation to release publicly the results of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

                                     TABLE 1


                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                 SUMMARY OF PREMIUMS AND LOSSES BY PRODUCT LINE
                             (Dollars in thousands)


                                                                                         Three months ended          Year ended
                                                                                               March 31,             December 31,
                    Type of Bond                                                         1998        1997         1997       1996
------------------------------------------------------------------------------------   --------    --------     --------    --------

Contract
    Gross premiums written .........................................................   $ 12,474    $  9,619     $ 54,808    $ 49,782
    Net premiums earned ............................................................     13,388      11,077       46,741      46,158
    Net losses and loss adjustment expenses ........................................      3,735       3,456       15,738      24,430
    Loss ratio .....................................................................         28%         31%          34%        53%

Commercial Surety
    Gross premiums written .........................................................   $  7,277    $  3,260     $ 16,694    $ 11,192
    Net premiums earned ............................................................      5,757       2,305       12,786       8,446
    Net losses and loss adjustment expenses ........................................        969         568        2,873       2,571
    Loss ratio .....................................................................         17%         25%          22%        30%

Court
    Gross premiums written .........................................................   $  2,883    $  2,831     $ 11,109    $ 11,196
    Net premiums earned ............................................................      2,786       2,739       11,038      10,897
    Net losses and loss adjustment expenses ........................................        204         (66)       1,403         835
    Loss ratio .....................................................................          7%        -2%           13%         8%

Total Surety
    Gross premiums written .........................................................   $ 22,634    $ 15,710     $ 82,611    $ 72,335
    Net premiums earned ............................................................     21,931      16,121       70,566      65,501
    Net losses and loss adjustment expenses ........................................      4,908       3,958       20,013      27,836
    Loss ratio .....................................................................         22%         25%          28%        42%

Property & Casualty
    Gross premiums written .........................................................   $  6,708    $  5,900     $ 25,481    $ 25,072
    Net premiums earned ............................................................      5,193       5,325       21,585      22,382
    Net losses and loss adjustment expenses ........................................      4,000       3,110       14,644      18,811
    Loss ratio .....................................................................         77%         58%          68%        84%

Total Company
    Gross premiums written .........................................................   $ 29,342    $ 21,610     $108,091    $ 97,242
    Net premiums earned ............................................................     27,124      21,446       92,151      87,883
    Net losses and loss adjustment expenses ........................................      8,908       7,068       34,657      46,647
    Loss ratio .....................................................................         33%         33%          38%        53%


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

              None

Item 6:       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits
                       See the Exhibit Index on page 15.

              (b)      Reports on Form 8-K
                       There were no reports filed on Form 8-K during the three months ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    AMWEST INSURANCE GROUP, INC.





         Date: May 13, 1998                    by:  /s/         JOHN E. SAVAGE
                                                   ---------------------------
                                                          John E. Savage
                                                  President, Co-Chief Executive
                                                          Officer
                                                  and Chief Operating Officer
                                                 (Principal Executive Officer)



                                               by:  /s/        STEVEN R. KAY
                                                    -------------------------
                                                         Steven R. Kay
                                                   Senior Vice-President,
                                                   Chief Financial Officer,
                                                     Treasurer and Director
                                                     (Principal Financial and
                                                 Principal Accounting Officer)

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

       15  Letter re unaudited interim financial information          None

       18  Letter re change in accounting principles                  None

       19  Previously unfiled documents                               None

       20  Report furnished to security holders                       None

       23  Published report regarding matters submitted to vote       None
           of security holders

       24  Consents of experts and counsel                            None
       25  Power of attorney                                          None

       28  Additional exhibits                                        None