Form 10-Q
period 1998-06-30
AMWEST INSURANCE GROUP INC
filed 1998-08-14
CIK 780118

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

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

         As of August 12, 1998, 3,893,155 shares of common stock, $.01 par value, were outstanding.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES


                                      INDEX


 Part I.   FINANCIAL INFORMATION:

  Item 1
   Consolidated Statements of Operations for the three months and six months
   ended June 30, 1998 and 1997                                               3

   Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997      4

   Consolidated Statements of Cash Flows for the three months and six months
   ended June 30, 1998 and 1997                                               6

   Notes to Interim Consolidated Financial Statements                         8

  Item 2
   Management's Discussion and Analysis of Financial Condition and Results
   of Operations                                                              9

 Part II.   OTHER INFORMATION:

  Item 1
   Legal Proceedings                                                         14

  Item 2
   Changes in Securities                                                     14

  Item 3
   Defaults Upon Senior Securities                                           14

  Item 4
   Submission of Matters to a Vote of Security Holders                       14

  Item 5
   Other Information                                                         15

  Item 6
   Exhibits and Reports on Form 8-K                                          15

                         PART I - FINANCIAL INFORMATION

                                     Item 1
                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)

                                                                                  Three months ended       Six months ended
                                                                                       June 30,                June 30,

                                                                                     1998        1997        1998        1997
                                                                                 --------    --------    --------    --------
Underwriting revenues:
     Premiums written                                                            $ 35,044    $ 28,174    $ 64,386    $ 49,784
     Premiums ceded                                                                (2,739)     (1,948)     (5,137)     (3,097)
                                                                                 --------    --------    --------    --------
          Net premiums written                                                     32,305      26,226      59,249      46,687
     Change in unearned premiums
          Direct                                                                   (5,062)     (4,329)     (4,914)     (2,685)
          Ceded                                                                         5        (116)         37        (775)
                                                                                 --------    --------    --------    --------

          Net premiums earned                                                      27,248      21,781      54,372      43,227
                                                                                 --------    --------    --------    --------

Underwriting expenses:
    Losses and loss adjustment expenses                                            13,756       9,364      23,248      16,017
    Reinsurance recoveries                                                         (2,568)     (1,382)     (3,152)       (967)
                                                                                 --------    --------    --------    --------
       Net losses and loss adjustment expenses                                     11,188       7,982      20,096      15,050
    Policy acquisition costs                                                       13,036      10,147      27,182      20,968
    General operating costs                                                         3,560       3,269       6,715       6,172
                                                                                 --------    --------    --------    --------

       Total underwriting expenses                                                 27,784      21,398      53,993      42,190
                                                                                 --------    --------    --------    --------
          Underwriting income (loss)                                                (536)        383         379       1,037

Interest expense                                                                    (506)       (478)       (911)       (879)
Net investment income                                                              1,560       1,605       3,137       3,286
Net realized investment gains                                                      1,065         348       1,885         985
                                                                                 --------    --------    --------    --------
    Income before income taxes                                                     1,583       1,858       4,490       4,429

Provision (benefit) for income taxes:
  Current                                                                             296        (122)        996         402
  Deferred                                                                            312         666         463         928
                                                                                 --------    --------    --------    --------
    Total provision for income taxes                                                  608         544       1,459       1,330
                                                                                 --------    --------    --------    --------

          Net income                                                             $    975    $  1,314    $  3,031    $  3,099
                                                                                 ========    ========    ========    ========

Earnings per common share:
    Basic                                                                        $   0.25    $   0.36    $   0.79    $   0.84
                                                                                 ========    ========    ========    ========
    Diluted                                                                      $   0.25    $   0.35    $   0.77    $   0.83
                                                                                 ========    ========    ========    ========


 See  accompanying   notes  to  interim   consolidated   financial statements.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                                                 June 30,  December 31,
                                                                                                   1998       1997
                                                                                                 --------   --------
                                                                                                (unaudited)
Investments:
Fixedmaturities,  available-for-sale  (amortized  cost of $99,019 and $96,516 at
     June 30, 1998 and December 31, 1997,
     respectively)                                                                             $  101,055   $ 98,746

Common equity securities,  available-for-sale (cost of $8,184 and $6,856 at June
     30, 1998 and December 31, 1997, respectively)
                                                                                                   12,695     10,297

Preferred equity  securities,  available-for-sale  (cost of $4,074 and $2,664 at
     June 30, 1998 and December 31, 1997,
     respectively)                                                                                  4,216      2,894

Other invested assets (cost of $7,017 and $5,816 at June 30,
      1998 and December 31, 1997, respectively)                                                     7,831      6,455

Short-term investments                                                                              2,211      2,281
                                                                                                 --------   --------

Total investments                                                                                 128,008    120,673

Cash and cash equivalents                                                                           6,993      3,807
Accrued investment income                                                                           1,408      1,366
Agents balances and premiums receivable (less allowance for doubtful accounts of
     $967 and $467 at June 30, 1998 and
     December 31, 1997)                                                                            18,891     12,511
Reinsurance recoverable:
     Paid loss and loss adjustment expenses                                                         2,114      2,524
     Unpaid loss and loss adjustment expenses                                                       7,314      6,185
Ceded unearned premiums                                                                             2,134      2,039
Deferred policy acquisition costs                                                                  23,455     21,299
Furniture, equipment and improvements, net                                                          5,474      5,355
Income taxes recoverable                                                                              542      1,581
Other assets                                                                                        9,479     13,179
                                                                                                 --------   --------

         Total assets                                                                            $205,812   $190,519
                                                                                                 ========   ========

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                 June 30,  December 31,
                                                                                                   1998       1997
                                                                                                 --------   --------
                                                                                                (unaudited)
Liabilities:
     Unpaid losses and loss adjustment expenses ..............................................   $ 40,963   $ 39,523
     Unearned premiums .......................................................................     48,064     42,013
     Funds held as collateral ................................................................     27,431     23,116
     Bank indebtedness .......................................................................     14,500     14,500
     Amounts due to reinsurers ...............................................................        888        455
     Deferred Federal income taxes ...........................................................      4,611      3,925
     Other liabilities .......................................................................      8,561      9,808
                                                                                                 --------   --------

         Total liabilities ...................................................................    145,018    133,340

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000
         shares authorized; issued and outstanding: none .....................................       --         --
     Common stock, $.01 par value, 10,000,000
         shares authorized, issued and outstanding: 3,889,788 at
         June 30, 1998 and 3,798,141 at December 31, 1997 ....................................         39         34
     Additional paid-in capital ..............................................................     24,347     18,209
     Net unrealized appreciation of investments carried at market,
         net of income taxes .................................................................      4,952      4,316
     Retained earnings .......................................................................     31,456     34,620
                                                                                                 --------   --------

         Total stockholders' equity ..........................................................     60,794     57,179
                                                                                                 --------   --------

                  Total liabilities and stockholders' equity .................................   $205,812   $190,519
                                                                                                 ========   ========



 See  accompanying   notes  to  interim   consolidated financial statements.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Dollars in thousands)

                                                                                        Three months ended      Six months ended
                                                                                              June 30,               June 30,

                                                                                           1998        1997        1998        1997
                                                                                       --------    --------    --------    --------
Cash flows from operating activities:

     Net income ....................................................................   $    975    $  1,314    $  3,031    $  3,099
     Adjustments to reconcile net income to cash provided
         by operating activities:

        Change in agents' balances and premiums
            receivable and unearned premiums .......................................      3,138       1,200        (329)     (1,409)
        Change in accrued investment income ........................................         15          88         (42)         65
        Change in unpaid losses and loss adjustment
            expenses ...............................................................      1,907         582       1,440      (2,405)
        Change in reinsurance recoverable on paid and
            unpaid losses and loss adjustment expenses
            and ceded unearned premiums ............................................     (1,585)       (288)       (814)      1,083
        Change in amounts due to/from reinsurers ...................................        289        (324)        433         (57)
        Change in other assets and other liabilities ...............................      2,631      (2,472)      3,126      (4,690)
        Change in income taxes, net ................................................       (451)        333       1,397       1,861
        Change in deferred policy acquisition costs ................................     (1,852)     (2,625)     (2,156)     (2,737)
        Net realized gain on sale of investments ...................................     (1,066)       (348)     (1,885)       (985)
        Net realized (gain)loss on sale of fixed assets ............................          6          (7)          8          (5)
        Provision for depreciation and amortization ................................        356         316         749         661
                                                                                       --------    --------    --------    --------

       Net cash provided (used) by operating activities ............................      4,363      (2,231)      4,958      (5,519)

Cash flows from investing activities:

     Cash received from investments sold  prior to
         maturity ..................................................................     15,214      13,594      31,967      23,765
     Cash received from investments matured or called
                                                                                          3,347       1,710       6,908       4,597
     Cash paid for investments acquired ............................................    (23,207)    (12,335)    (43,436)    (24,579)
     Amortization of discount on bonds .............................................         42         (30)         75         (28)
     Capital expenditures, net .....................................................       (488)     (1,187)       (876)     (1,300)
     Acquisition of agencies, net ..................................................        (73)       (375)       (673)       (375)
     Mortgage and other loans, net .................................................       --          --          --          (510)
                                                                                       --------    --------    --------    --------

     Net cash provided (used) by investing activities ..............................     (5,165)      1,377      (6,035)      1,570




Cash flows from financing activities:

     Proceeds from issuance of long term debt ......................................       --         2,000        --         2,000
     Proceeds from issuance of common stock ........................................        540         164         719         390
     Change in funds held as collateral ............................................        940      (1,043)      4,315      (3,780)
     Dividends paid ................................................................       (390)       (371)       (771)       (740)
                                                                                         --------    --------   --------   ---------


     Net cash provided (used) by financing activities ..............................      1,090         750       4,263      (2,130)
                                                                                       --------    --------    --------    --------

Net increase (decrease) in cash and cash equivalents ...............................        288        (104)      3,186      (6,079)


Cash and cash equivalents at beginning of period ...................................      6,705         459       3,807       6,434
                                                                                       --------    --------    --------    --------

Cash and cash equivalents at end of period .........................................   $  6,993    $    355    $  6,993    $    355
                                                                                       ========    ========    ========    ========





Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest ......................................................................     $  506      $  478      $  911      $  879

     Income taxes ..................................................................      1,565         212       1,727         256










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

         (2)  Stock Dividend
         On April 15, 1998, the Company paid a 10% stock dividend to stockholders of record as of March 31, 1998. The dividend was charged to retained earnings in the amount of $5,424,000, which was based on the closing price of $15.625 per share of the Company's Common Stock on the declaration date. All share and per share amounts included in the accompanying consolidated financial statements and notes are based on the increased number of shares giving retroactive effect to the stock dividend.

         (3)  Comprehensive Income
         SFAS No. 130 "Reporting Comprehensive Income" was adopted by the Company effective January 1, 1998. Comprehensive Income represents a measure of all changes in equity of enterprises that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income for the quarterly periods ended June 30, 1998 and 1997 was $220,000 and $3,569,000, respectively. The Company's Comprehensive Income is comprised of net income for the period plus the tax effected increase or decrease in unrealized gains occurring during the period.

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

                                                                 Three months ended June 30,
                                                        Income             Shares          Per-Share
                                                        (Numerator)        (Denominator)   Amount
                                                        ($ in thousands)                   (Dollars)
                                                        --------------------------------------------

Basic EPS:
1998                                                    $     975           3,862,272        $  .25
1997                                                    $   1,314           3,700,290        $  .36

Effect of Dilutive Securities:
1998                                                                          100,559
1997                                                                           59,667

Diluted EPS:
1998                                                    $     975           3,962,831         $  .25
1997                                                    $   1,314           3,759,957         $  .35

       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations

         Premiums written increased 24% and 29% from $28,174,000 and $49,784,000 for the three months and six months ended June 30, 1997, respectively, to $35,044,000 and $64,386,000 for the three months and six months ended June 30, 1998, respectively.

         The premium growth was primarily due to premium increases in the surety product lines. Premiums for the surety business increased 25% and 33% from $21,778,000 and $37,488,000 for the three months and six months ended June 30, 1997, respectively, to $27,209,000 and $49,843,000 for the three months and six months ended June 30, 1998, respectively. The increase is attributable to continued strong growth in the contract and commercial surety operations and the impact of acquiring two small surety agencies in August and October 1997, which the Company believes increased premiums written by 5% for the three months ended June 30, 1998.

         Premiums for the property and casualty business also increased 22% and 18% from $6,397,000 and $12,297,000 for the three months and six months ended June 30, 1997, respectively, to $7,836,000 and $14,543,000 for the three months and six months ended June 30, 1998, respectively. The increase is primarily due to the commencement of one specialty transportation oriented general agency program.

         Net premiums earned increased 25% and 26% from $21,781,000 and $43,227,000 for the three months and six months ended June 30, 1997, respectively, to $27,248,000 and $54,372,000 for the three months and six months ended June 30, 1998, respectively. The Company generally earns premiums ratably over the assigned bond terms for the surety business and the policy term for the specialty property and casualty business.

         Net losses and loss adjustment expenses increased 40% and 34% from $7,982,000 and $15,050,000 for the three months and six months ended June 30, 1997, respectively, to $11,188,000 and $20,096,000 for the three months and six months ended June 30, 1998, respectively. The loss ratio for the surety operations increased from 29% to 31% for the three months ended June 30, 1997 and June 30, 1998, respectively, and the loss ratio remained constant at 27% for the six months ended June 30, 1997 and June 30, 1998, respectively. The loss ratio for the property and casualty operations also increased from 58% for each of the three months and six months ended June 30, 1997 to 80% and 79% for the three months and six months ended June 30, 1998, respectively, primarily due to an increase in claims activity for commercial trucking and the non-standard personal automobile program in Arizona.

         Policy acquisition costs increased as a percentage of net premiums earned from 47%, or $10,147,000, and 49%, or $20,968,000, for the three months and six months ended June 30, 1997, respectively, to 48%, or $13,036,000, and 50%, or $27,182,000, for the three months and six months ended June 30, 1998, respectively. This increase is primarily attributable to expenses incurred by the property and casualty business in establishing specialty programs handled by its Interstate Program Managers subsidiary as well as increased commission costs for the Company's surety business. In addition, the Company has incurred additional expenses to enhance its licensing in order to expand its specialty commercial trucking product to other Western States outside California.

         General operating costs decreased as a percentage of net premiums earned from 15%, or $3,269,000, and 14%, or $6,172,000, for the three months and six months ended June 30, 1997, respectively, to 13%, or $3,560,000, and 12%, or $6,715,000, for the three months and six months ended June 30, 1998, respectively. The improvement in general and administrative ratio is attributable to increased net premiums earned.

         Underwriting results were income of $383,000 and $1,037,000 for the three months and six months ended June 30, 1997, respectively, and a loss of $536,000 and income of $379,000 for the three months and six months ended June 30, 1998, respectively. The combined ratio increased from 98% for each of the three months and six months ended June 30, 1997, to 102% and 99% for the three months and six months ended June 30, 1998, respectively, due to a combination of the factors discussed above.

         Interest expense increased 6% and 4% from $478,000 and $879,000 for the three months and six months ended June 30, 1997, respectively, to $506,000 and $911,000 for the three months and six months ended June 30, 1998, respectively. The increase is attributable to an increase in the outstanding balance of bank indebtedness from $12,500,000 to $14,500,000 in June 1997 as well as an increase in the interest rate on the bank indebtedness from an average rate of 7.1% for the six months ended June 30, 1997 to an average rate of 7.5% for the six months ended June 30, 1998.

         Net investment income and realized investment gains increased 34% and 18% from $1,953,000 and $4,271,000 for the three months and six months ended June 30, 1997, respectively, to $2,625,000 and $5,022,000 for the three months and six months ended June 30, 1998, respectively. The increase is primarily due to an increase in realized gains from
         $348,000 and $985,000 for the three months and six months ended June 30, 1997, respectively, to $1,065,000 and $1,885,000 for the three months and six months ended June 30, 1998, respectively. The investments sold during the three months and six months ended June 30, 1998 were primarily equity securities and certain fixed income investments including mortgage-backed and municipal bond securities.

         Income before income taxes decreased from $1,858,000 to $1,583,000 for the three months ended June 30, 1997 and June 30, 1998, respectively, and income before income taxes increased from $4,429,000 to $4,490,000 for the six months ended June 30, 1997 and June 30, 1998, respectively, due to the factors outlined above.

         The effective tax rate was 29% and 30% for the three months and six months ended June 30, 1997 as compared to an effective tax rate of 38% and 32% for the three months and six months ended June 30, 1998. The primary reason for the variance from the corporate income tax rate of 34% is tax advantaged income received on a portion of the Company's investment portfolio offset by non-deductible expenses (primarily consisting of goodwill amortization and meals and entertainment disallowances). The Company has recorded for the six months ended June 30, 1998 its estimated effective tax rate for the year based on current underwriting and investment income recorded. Changes to the Company's effective tax rate estimates are recorded quarterly.

         Net income decreased from $1,314,000 and $3,099,000 for the three months and six months ended June 30, 1997, respectively, to $975,000 and $3,031,000 for the three months and six months ended June 30, 1998, respectively, due to the factors outlined above.

         Liquidity and Capital Resources

         As of June 30, 1998, the Company held total cash and cash equivalents and invested assets of $135,001,000. This amount includes an aggregate of $27,431,000 in funds held as collateral which is shown as a liability on the Company's consolidated balance sheets. As of June 30, 1998, the Company's invested assets consisted of $101,055,000 in fixed maturities, $12,695,000 in common equity securities, $4,216,000 in preferred equity securities, $7,831,000 in other invested assets and $2,211,000 in short-term investments, including certificates of deposit with original maturities less than one year. Because the Company depends primarily on dividends from its insurance subsidiaries for its net cash flow requirements, absent other sources of cash flow, the Company cannot pay dividends materially in excess of the amount of dividends that could be paid by the insurance subsidiaries to the Company. The State of Nebraska regulates, through the Office of the Insurance Commissioner, the amount of dividends which can be paid by a domestic insurance company utilizing various formula methodology.

         On August 6, 1993, the Company entered into a revolving credit agreement with Union Bank for $12,500,000, which refinanced a previous loan. The debt agreement was amended on April 24, 1995, July 10, 1996 and again on September 30, 1997 to increase the amount available under the revolving line of credit from $12,500,000 to $15,000,000 and to change certain covenants and payment requirements. The bank loan has a variable rate of interest based upon fluctuations in the London Interbank Offered Rate (LIBOR) and has amortizing principal payments. The interest rate at June 30, 1998 was 7.5%. The credit agreement contains certain financial covenants with respect to capital expenditures, business acquisitions, liquidity ratio, leverage ratio, tangible net worth, net profit and dividend payments.

         The Company is a party to a lease with ACD2 for its corporate headquarters. This lease has a term of 15 years and contains provisions for scheduled lease charges. The Company's remaining minimum lease commitment with respect to this lease in 1998 is approximately $466,000. The Company also has the option to purchase this office building and land three years into the lease period at a predetermined rate for the building, with the value of land based on then existing market rates.

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

         The Company used $2,231,000 and $5,519,000 in cash from operating activities for the three months and six months ended June 30, 1997 as compared to generating $4,363,000 and $4,958,000 for the three months and six months ended June 30, 1998. The Company generated $1,377,000 and $1,570,000 in cash from investing activities for the three months and six months ended June 30, 1997 as compared to using $5,165,000 and $6,035,000 for the three months and six months ended June 30, 1998. The Company generated $750,000 and used $2,130,000 in cash from financing activities for the three months and six months ended June 30, 1997 as compared to generating $1,090,000 and $4,263,000 for the three months and six months ended June 30, 1998.

         Other Matters

         Since 1996, the Company has been in the process of implementing a new surety production computer system. Implementation is currently in process. This new surety production system is year 2000 compliant. The property and casualty operating computer systems are currently running in a version that is not year 2000 complaint. The Company is working to install and test the year 2000 compliant version by October 1998. Additionally, the Company has tested and/or received certification from its vendors that the financial and corporate computer and communication systems are year 2000 compliant. The cost of achieving year 2000 compliance is not expected to have a materially adverse effect on the consolidated financial position of the Company.

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

                                     TABLE 1

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                 SUMMARY OF PREMIUMS AND LOSSES BY PRODUCT LINE
                             (Dollars in thousands)


                                                  Three months ended      Six months ended           Year ended
                                                       June 30,                June 30,             December 31,
             Type of Bond                          1998        1997        1998        1997        1997        1996
----------------------------------------------   --------    --------    --------    --------    --------    --------

Contract
    Gross premiums written .................... $ 17,471    $ 15,059    $ 29,945    $ 24,678    $ 54,808    $ 49,782
    Net premiums earned .......................   13,453      10,691      26,841      21,768      46,741      46,158
    Net losses and loss adjustment
       expenses ...............................    4,715       4,103       8,450       7,559      15,738      24,430
    Loss ratio ................................       35%         38%         31%         35%         34%         53%

Commercial Surety
    Gross premiums written .................... $  6,742    $  4,454    $ 14,019    $  7,714    $ 16,694    $ 11,192
    Net premiums earned .......................    5,183       3,253      10,940       5,558      12,786       8,446
    Net losses and loss adjustment
       expenses ...............................    1,708         547       2,677       1,115       2,873       2,571
    Loss ratio ................................       33%         17%         24%         20%         22%         30%

Court
    Gross premiums written .................... $  2,996    $  2,265    $  5,879    $  5,096    $ 11,109    $ 11,196
    Net premiums earned .......................    2,995       2,255       5,781       4,994      11,038      10,897
    Net losses and loss adjustment
       expenses ...............................      266          73         470           7       1,403         835
    Loss ratio ................................        9%          3%          8%          0%         13%          8%

Total Surety
    Gross premiums written .................... $ 27,209    $ 21,778    $ 49,843    $ 37,488    $ 82,611    $ 72,335
    Net premiums earned .......................   21,631      16,199      43,562      32,320      70,566      65,501
    Net losses and loss adjustment
       expenses ...............................    6,689       4,723      11,597       8,681      20,013      27,836
    Loss ratio ................................       31%         29%         27%         27%         28%         42%

Property & Casualty
    Gross premiums written ....................        $           $    $ 14,543    $ 12,296    $ 25,481    $ 25,072
                                                                                                   7,835       6,396
    Net premiums earned .......................    5,617       5,582      10,810      10,907      21,585      22,382
    Net losses and loss adjustment
       expenses ...............................    4,499       3,259       8,499       6,369      14,644      18,811
    Loss ratio ................................       80%         58%         79%         58%         68%         84%

Total Company
    Gross premiums written .................... $ 35,044    $ 28,174    $ 64,386    $ 49,784    $108,091    $ 97,242
    Net premiums earned .......................   27,248      21,781      54,372      43,227      92,151      87,883
    Net losses and loss adjustment
        Expenses ..............................   11,188       7,982      20,096      15,050      34,657      46,647
    Loss ratio ................................       41%         37%         37%         35%         38%         53%



                           PART II - OTHER INFORMATION

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

Items 1-3:   LEGAL PROCEEDINGS, CHANGE IN SECURITIES, DEFAULTS UPON SENIOR
             SECURITIES

             None

Item 4:      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             (a) The annual meeting of stockholders was held on May 22, 1998.

             (b)      (i)  The  following  directors  were  elected to serve
                           until the 2001 Annual Meeting of Stockholders or until their successors have been duly elected and qualified:

                           Bruce A. Bunner
                           Robert W. Kleinschmidt
                           Arthur F. Melton
                           Roland D. Miller

                      (ii) The  following  director  was  elected  to serve
                           until the 2000  Annual  Meeting  of  Stockholders  or
                           until  his   successor  has  been  duly  elected  and
                           qualified:

                           Neil F. Pont

                     (iii) The  other  directors  whose  terms of  office
                           continued after the meeting are:

                           Richard H. Savage
                           John E. Savage
                           Guy A. Main
                           Steven R. Kay
                           Thomas R. Bennett
                           Jonathan K. Layne
                           Charles L. Schultz

             (c)      (i)  Of  the  3,339,761  shares  represented  at  the
                           meeting, the directors named in (b) (i) and (ii) above were elected by the following votes:

                                                    No. of Votes Received
                                                                   Withhold
                        Name                       For             Authority

                 Bruce A. Bunner                3,337,893              1,868
                 Robert W. Kleinschmidt         3,337,893              1,868
                 Arthur F. Melton               3,337,882              1,879
                 Roland D. Miller               3,337,893              1,868
                 Neil F. Pont                   3,337,893              1,868

             (d)      (i) A proposal  to approve and adopt the 1998 Stock
                          Incentive Plan was approved and adopted by a vote of 2,488,731 for, 515,312 against and 335,718 abstaining.

Item 5:           OTHER INFORMATION

                  None

Item 6:           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits
                           See the Exhibit Index on page 16.

                  (b)      Reports on Form 8-K
                           There were no reports filed on Form 8-K during the three months ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   AMWEST INSURANCE GROUP, INC.





         Date: August 13, 1998                 by:  /s/    JOHN E. SAVAGE
                                                    ---------------------------
                                                           John E. Savage
                                                  President, Co-Chief Executive
                                                             Officer
                                                    and Chief Operating Officer
                                                  (Principal Executive Officer)



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

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX



Exhibit
Number                        Description                           Location

 2          Plan of acquisition, reorganization, arrangement,
            liquidation or succession                                   None

 4          Instruments defining the rights of securityholders,
            including indentures                                   Not required

11          Statement re computation of per share earnings              Page 18

15          Letter re unaudited interim financial informatio            None

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