Form 10-Q
period 1998-09-30
AMWEST INSURANCE GROUP INC
filed 1998-11-13
CIK 780118

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

                 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

                         Commission file number: 1-9580

                          AMWEST INSURANCE GROUP, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                        95-2672141
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification No.)


5230 Las Virgenes Road
Calabasas, California                                                91302
(Address of principal executive offic                           (Zip Code)


Registrant's telephone number, including area code:         (818) 871-2000



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

         As of November 11, 1998, 3,916,539 shares of common stock, $.01 par value, were outstanding.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES


                                      INDEX


  Part I.   FINANCIAL INFORMATION:

     Item 1
        Consolidated Statements of Operations for the three months and nine
        months ended September 30, 1998 and 1997                              3

        Consolidated Balance Sheets as of September 30, 1998 and
        December 31, 1997                                                     4

        Consolidated Statements of Cash Flows for the three months
        and nine months ended September 30, 1998 and 1997                     6

        Notes to Interim Consolidated Financial Statements                    8

     Item 2
        Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                         9

  Part II.   OTHER INFORMATION:

     Item 1
        Legal Proceedings                                                    14

     Item 2
        Changes in Securities                                                14

     Item 3
        Defaults Upon Senior Securities                                      14

     Item 4
        Submission of Matters to a Vote of Security Holders                  14

     Item 5
        Other Information                                                    14

     Item 6
        Exhibits and Reports on Form 8-K                                     14

                         PART I - FINANCIAL INFORMATION

                                     Item 1
                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)


                                                   Three months ended      Nine months ended
                                                      September 30,          September 30,
                                                      -------------          -------------
                                                   1998         1997       1998         1997
                                                   ----         ----       ----         ----

Underwriting revenues:
     Premiums written ........................   $ 34,687    $ 30,083    $ 99,073    $ 79,868
     Premiums ceded ..........................    (13,013)     (2,640)    (18,150)     (5,738)
                                                 --------    --------    --------    --------
          Net premiums written ...............     21,674      27,443      80,923      74,130
     Change in unearned premiums
          Direct .............................     (2,778)     (4,439)     (7,750)     (7,124)
          Ceded ..............................      6,737         732       6,832         (43)
                                                 --------    --------    --------    --------
          Net premiums earned ................     25,633      23,736      80,005      66,963
                                                 --------    --------    --------    --------

Underwriting expenses:
    Losses and loss adjustment expenses ......     12,090      11,280      35,338      27,297
    Reinsurance recoveries ...................     (2,139)     (1,051)     (5,291)     (2,018)
                                                 --------    --------    --------    --------
       Net losses and loss adjustment expenses      9,951      10,229      30,047      25,279
    Policy acquisition costs .................     12,072      11,593      39,254      32,561
    General operating costs ..................      3,824       3,244      10,539       9,416
                                                 --------    --------    --------    --------

       Total underwriting expenses ...........     25,847      25,066      79,840      67,256
                                                 --------    --------    --------    --------
          Underwriting income (loss) .........       (214)     (1,330)        165        (293)

Interest expense .............................       (475)       (585)     (1,386)     (1,464)
Net investment income ........................      1,733       1,594       4,870       4,880
Net realized gains ...........................      1,901       1,044       3,786       2,029
                                                 --------    --------    --------    --------
    Income before income taxes ...............      2,945         723       7,435       5,152

Provision (benefit) for income taxes:
  Current ....................................      1,691         311       2,687         713
  Deferred ...................................       (844)       (273)       (381)        655
                                                 --------    --------    --------    --------
    Total provision for income taxes .........        847          38       2,306       1,368
                                                 --------    --------    --------    --------

          Net income .........................   $  2,098    $    685    $  5,129    $  3,784
                                                 ========    ========    ========    ========

Earnings per common share:
    Basic ....................................   $ 0.54      $ 0.18      $  1.33     $  1.02

    Diluted ..................................   $ 0.53      $ 0.18      $  1.30     $  1.01



    See  accompanying  notes to interim  consolidated financial statements.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                                  September 30,     December 31,
                                                                                       1998             1997
                                                                                 --------------     ------------
                                                                                   (unaudited)

Investments:
Fixedmaturities,  available-for-sale  (amortized cost of $101,504 and $96,516 at
     September 30, 1998 and December 31, 1997,
     respectively) .............................................................   $ 104,123         $  98,746

Common equity  securities,  available-for-sale  (cost of $8,847 and  $6,856 at September 30, 1998 and December 31, 1997,
     respectively) .............................................................      10,726            10,297

Preferred equity  securities,  available-for-sale  (cost of $3,575 and $2,664 at September 30, 1998 and December 31, 1997,
     respectively) .............................................................       3,440             2,894

Other invested assets (cost of $5,778 and $5,816 at September 30,
     1998 and December 31, 1997, respectively) .................................       6,132             6,455

Short-term investments .........................................................       2,212             2,281
                                                                                   ---------         ---------

Total investments ..............................................................     126,633           120,673

Cash and cash equivalents ......................................................      11,861             3,807
Accrued investment income ......................................................       1,561             1,366
Agents balances and premiums receivable (less allowance
    for doubtful accounts of$967 at September 30, 1998
    and $467 at December 31, 1997) .............................................      18,838            12,511
Reinsurance recoverable:
     Paid loss and loss adjustment expenses ....................................       4,299             2,524
     Unpaid loss and loss adjustment expenses ..................................       6,380             6,185
Ceded unearned premiums ........................................................       8,871             2,039
Deferred policy acquisition costs ..............................................      19,354            21,299
Furniture, equipment and improvements, net .....................................       5,741             5,355
Income taxes recoverable .......................................................        (932)            1,581
Other assets ...................................................................      13,177            13,179
                                                                                   ---------         ---------

         Total assets ..........................................................   $ 215,783         $ 190,519
                                                                                   =========         =========

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  September 30,      December 31,
                                                                                       1998              1997
                                                                                  -------------      ------------
                                                                                   (unaudited)

Liabilities:
     Unpaid losses and loss adjustment expenses ..................                  $ 40,719           $ 39,523
     Unearned premiums ...........................................                    50,842             42,013
     Funds held ..................................................                    32,325             23,116
     Bank indebtedness ...........................................                    14,500             14,500
     Amounts due to reinsurers ...................................                     4,282                455
     Deferred Federal income taxes ...............................                     2,925              3,925
     Other liabilities ...........................................                     9,327              9,808
                                                                                     --------          --------

         Total liabilities .......................................                   154,920            133,340

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000
         shares authorized; issued and outstanding: none .........                        --                 --
     Common stock, $.01 par value, 10,000,000
         shares authorized, issued and outstanding: 3,915,340 at
         September 30, 1998 and 3,798,141 at December 31, 1997 ...                        39                 34
     Additional paid-in capital ..................................                    24,549             18,209
     Net unrealized appreciation of investments carried at market,
         net of income taxes .....................................                     3,113              4,316
     Retained earnings ...........................................                    33,162             34,620
                                                                                    --------           --------

         Total stockholders' equity ..............................                    60,863             57,179
                                                                                    --------           --------

                  Total liabilities and stockholders' equity .....                  $215,783           $190,519
                                                                                    ========           ========


    See  accompanying  notes to interim  consolidated financial statements.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Dollars in thousands)

                                                               Three months ended     Nine months ended
                                                                  September 30,         September 30,
                                                                  -------------         -------------
                                                                1998        1997        1998        1997
                                                                ----        ----        ----        ----

Cash flows from operating activities:

     Net income .........................................   $  2,098    $    685    $  5,129    $  3,784
     Adjustments to reconcile net income to cash provided
         by operating activities:

        Change in agents' balances and premiums
            receivable and unearned premiums ............      2,831       4,274       2,502       2,865
        Change in accrued investment income .............       (153)       (110)       (195)        (45)
        Change in unpaid losses and loss adjustment
            expenses ....................................       (244)      2,330       1,196         (75)
        Change in reinsurance recoverable on paid and
            unpaid losses and loss adjustment expenses
            and ceded unearned premiums .................     (7,988)       (783)     (8,802)        300
        Change in amounts due to/from reinsurers ........      3,394         317       3,827         260
        Change in other assets and other liabilities ....        900       1,699       4,026      (2,991)
        Change in income taxes, net .....................        736         (82)      2,133       1,779
        Change in deferred policy acquisition costs .....      4,101      (1,725)      1,945      (4,462)
        Net realized gain on sale of investments ........     (1,901)     (1,049)     (3,786)     (2,034)
        Net realized loss on sale of fixed assets .......       --            53           8          48
        Provision for depreciation and amortization .....        660         336       1,409         997
                                                            --------    --------    --------    --------

           Net cash provided by operating activities ....      4,434       5,945       9,392         426

Cash flows from investing activities:

     Cash received from investments sold
         prior to maturity ..............................     20,998      11,813      52,965      35,578
     Cash received from investments
         Matured or called ..............................      5,076       2,014      11,984       6,611
     Cash paid for investments acquired .................    (25,630)    (15,390)    (69,066)    (39,969)
     Amortization of discount on bonds ..................         45         (60)        120         (88)
     Capital expenditures, net ..........................       (927)       (287)     (1,803)     (1,587)
     Acquisition of agencies, net .......................       --          (522)       (673)       (897)
     Mortgage and other loans, net ......................       --          --          --          (510)
                                                            --------    --------    --------    --------

     Net cash used by investing activities ..............       (438)     (2,432)     (6,473)       (862)


Cash flows from financing activities:

     Proceeds from issuance of long term debt ...........       --          --          --         2,000
     Proceeds from issuance of common stock .............        202         776         921       1,166
     Change in funds held as collateral .................      1,061      (1,075)      5,376      (4,855)
     Dividends paid .....................................       (391)       (376)     (1,162)     (1,116)
                                                            --------    --------    --------    --------

     Net cash provided (used) by financing activities ...        872        (675)      5,135      (2,805)
                                                            --------    --------    --------    --------

Net increase (decrease) in cash and cash equivalents
                                                               4,868       2,838       8,054      (3,241)

Cash and cash equivalents at beginning of period ........      6,993         355       3,807       6,434
                                                            --------    --------    --------    --------

Cash and cash equivalents at end of period ..............   $ 11,861    $  3,193    $ 11,861    $  3,193
                                                            ========    ========    ========    ========



Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest ...........................................   $    475    $    585    $  1,386    $  1,464
     Income taxes .......................................        114         (29)      1,841         227


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

         (3)   Comprehensive Income
         SFAS No. 130 "Reporting Comprehensive Income" was adopted by the Company effective January 1, 1998. Comprehensive Income represents a measure of all changes in equity of enterprises that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income for the quarterly periods ended September 30, 1998 and 1997 was $259,000 and $2,190,000 respectively. The Company's Comprehensive Income is comprised of net income for the period plus the tax effected increase or decrease in unrealized gains occurring during the period.

         (4)   Earnings Per Share
         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which requires the presentation of "basic" and "diluted" earnings per share ("EPS") and is effective for periods ending after December 15, 1997. Basic EPS is calculated based on the weighted average number of common shares outstanding and diluted EPS includes the effects of dilutive potential common shares. The effect of this change on reported EPS data is as follows:

                                       Three months ended September 30,
                               Income              Shares             Per-Share
                               (Numerator)         (Denominator)      Amount
                               ($ in thousands)                       (Dollars)
                               -------------------------------------------------

Basic EPS:
1998                             $   2,098          3,904,297         $   .54
1997                             $     685          3,741,539         $   .18

Effect of Dilutive Securities:
1998                                                   45,045
1997                                                   84,758

Diluted EPS:
1998                             $   2,098          3,949,342         $   .53
1997                             $     685          3,826,297         $   .18


                 Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         Results of Operations

         Premiums written increased 15% and 24% from $30,083,000 and $79,868,000 for the three months and nine months ended September 30, 1997, respectively, as compared to $34,687,000 and $99,073,000 for the three months and nine months ended September 30, 1998, respectively.

         The premium growth was primarily due to premium increases in the surety product lines. Premiums for the surety business increased 15% and 26% from $23,209,000 and $60,697,000 for the three months and nine months ended September 30, 1997, respectively, to $26,594,000 and $76,437,000 for the three months and nine months ended September 30, 1998, respectively. The increase is attributable to continued strong growth in the commercial surety operations. The commercial surety product has continued to show substantial increases in written premium, with the gross written premium increasing 56% from $4,064,000 for the three months ended September 30, 1997 to $6,336,000 for the comparable 1998 period.

         Premiums for the property and casualty business also increased by 18% from $6,874,000 and $19,171,000 for the three months and nine months ended September 30, 1997, respectively, to $8,093,000 and $22,636,000 for the three months and nine months ended September 30, 1998, respectively. The increase is primarily due to increased writings in specialty transportation oriented business.

         Net premiums earned increased 8% and 19% from $23,736,000 and $66,963,000 for the three months and nine months ended September 30, 1997, respectively, as compared to $25,633,000 and $80,005,000 for the three months and nine months ended September 30, 1998, respectively, due to steady growth in the premium writings noted above. Additionally, effective July 1, 1998, the Company entered into a quota share reinsurance treaty, which cedes 15% of premiums written for its surety lines of business, thereby partially offsetting the increases in gross surety premium writings. The Company generally earns premiums ratably over the assigned bond terms for the surety operations and the policy term for the specialty property and casualty operations.

         Net losses and loss adjustment expenses decreased 3% and increased 19% from $10,229,000 and $25,279,000 for the three months and nine months ended September 30, 1997, respectively, to $9,951,000 and $30,047,000 for the three months and nine months ended September 30, 1998, respectively. The loss ratio for the surety operations increased from 30% to 32% for the three months ended September 30, 1997 and September 30, 1998, respectively, and the loss ratio remained constant at 28% for each of the nine months ended September 30, 1997 and September 30, 1998. The loss ratio for the property and casualty operations decreased from 87% to 63% for the three months ended September 30, 1997 and September 30, 1998, respectively, and the loss ratio increased from 68% to 73% for the nine months ended September 30, 1997 and September 30, 1998, respectively. The decreased loss ratio for the third quarter of 1998 is due to improved loss experience on the commercial auto liability line of business.

         Policy acquisition costs decreased as a percentage of net premiums earned from 49%, or $11,593,000, to 47%, or $12,072,000, for the three months ended September 30, 1997 and September 30, 1998, respectively. The ratio remained constant at 49%, or $32,561,000 and $39,254,000, for the nine months ended September 30, 1997 and September 30, 1998, respectively.

         General operating costs increased as a percentage of net premiums earned from 14%, or $3,244,000 to 15%, or $3,824,000, for the three months ended September 30, 1997 and September 30, 1998, respectively, and the ratio decreased from 14%, or $9,416,000 to 13%, or $10,539,000, for the nine months ended September 30, 1997 and September 30, 1998, respectively.

         The Company had underwriting losses of $1,330,000 and $293,000 for the three months and nine months ended September 30, 1997, respectively, compared with an underwriting loss of $214,000 and underwriting income of $165,000 for the three months and nine months ended September 30, 1998, respectively. The combined ratio decreased from 106% for the three months ended September 30, 1997 to 101% for the three months ended September 30, 1998, and it remained constant at 100% for the nine months ended September 30, 1997 and September 30 1998, due to the factors discussed above.

         Interest expense decreased 19% and 5% from $585,000 and $1,464,000 for the three months and nine months ended September 30, 1997, respectively, to $475,000 and $1,386,000 for the three months and nine months ended September 30, 1998, respectively. The decrease is primarily attributable to a decrease in the interest rate on bank indebtedness from an average rate of 7.9% for the three months ended September 30, 1997 to an average rate of 7.4% for the three months ended September 30, 1998.

         Net investment income increased 9% from $1,594,000 for the three months ended September 30, 1997 to $1,733,000 for the three months ended September 30, 1998, and remained constant at $4,880,000 and $4,870,000 for the nine months ended September 30, 1997 and September 30, 1998, respectively. The increase for the three months ended September 30, 1998 is primarily due to an increase in the amount of average invested assets from $121,402,000 at September 30, 1997 to $127,321,000 at
         September 30, 1998.

         Net realized investment gains increased from $1,044,000 and $2,029,000 for the three months and nine months ended September 30, 1997, respectively, to $1,901,000 and $3,786,000 for the three months and nine months ended September 30, 1998, respectively. The increase is primarily due to a realized gain of approximately $1,000,000 from the sale of an investment property in the third quarter of 1998. Other investments sold during the three months and six months ended September 30, 1998 were primarily equity securities and certain fixed income investments including mortgage-backed and municipal bond securities.

         Income before income taxes increased from income of $723,000 and $5,152,000 for the three months and nine months ended September 30, 1997, respectively, to income of $2,945,000 and $7,435,000 for the three months and nine months ended September 30, 1998, respectively, due to the factors outlined above.

         The effective tax rate was 5% and 27% for the three months and nine months ended September 30, 1997, respectively, as compared to an effective tax rate of 29% and 31% for the three months and nine months ended September 30, 1998, respectively. The primary reason for the variance from the corporate income tax rate of 34% is tax advantaged income received on a portion of the Company's investment portfolio partially offset by non-deductible expenses (primarily consisting of goodwill amortization and meals and entertainment disallowances).

         Net income increased from $685,000 and $3,784,000 for the three months and nine months ended September 30, 1997, respectively, to $2,098,000 and $5,129,000 for the three months and nine months ended September 30, 1998, respectively, due to the factors outlined above.



         Liquidity and Capital Resources

         As of September 30, 1998, the Company held total cash and cash equivalents and invested assets of $138,494,000. This amount includes an aggregate of $28,492,000 in funds held as collateral which is shown as a liability on the Company's consolidated balance sheets. As of September 30, 1998, the Company's invested assets consisted of $104,123,000 in fixed maturities, $10,726,000 in common equity securities, $3,440,000 in preferred equity securities, $6,132,000 in other invested assets and $2,212,000 in short-term investments, including certificates of deposit with original maturities less than one year.

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

         On August 6, 1993, the Company entered into a revolving credit agreement with Union Bank for $12,500,000, which refinanced a previous loan. The debt agreement was amended on April 24, 1995, July 10, 1996 and again on September 30, 1997 to increase the amount available under the revolving line of credit from $12,500,000 to $15,000,000 and to change certain covenants and payment requirements. The bank loan has a variable rate of interest based upon fluctuations in the London Interbank Offered Rate (LIBOR) and has amortizing principal payments. The annual interest rate at September 30, 1998 was 7.4%. The credit agreement contains certain financial covenants with respect to capital expenditures, business acquisitions, liquidity ratio, leverage ratio, tangible net worth, net profit and dividend payments.

         The Company is a party to a lease with ACD2 for its corporate headquarters. This lease has a term of 15 years and contains provisions for scheduled lease charges. The Company's remaining minimum lease commitment with respect to this lease in 1998 is approximately $233,000. The Company also has the option to purchase this office building during a six month period commencing in May 2000 at a predetermined rate for the building, with the value of land based on then existing market rates.

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

         The Company generated $5,945,000 and $426,000 in cash from operating activities for the three months and nine months ended September 30, 1997, respectively, as compared to generating $4,434,000 and $9,392,000 for the three months and nine months ended September 30, 1998, respectively. The Company used $2,432,000 and $862,000 in cash from investing activities for the three months and nine months ended September 30, 1997, respectively, as compared to using $438,000 and $6,473,000 for the three months and nine months ended September 30, 1998. The Company used $675,000 and $2,805,000 in cash from financing activities for the three months and nine months ended September 30, 1997, respectively, as compared to generating $872,000 and $5,135,000 for the three months and nine months ended September 30, 1998, respectively.

         Year 2000 Computer Matters

         Since 1996, the Company has been in the process of developing a new surety production computer system. Development is substantially complete and implementation is currently in process. The Company has tested the new surety system and believes it is year 2000 compliant. The property and casualty computer operating systems are currently running in a version that is not year 2000 compliant. In connection with improving the operational effectiveness of the property and casualty computer systems, the Company is in the process of installing an updated version of its property and casualty operating system which has been certified as Year 2000 compliant by the software vendor. The Company expects to be substantially complete with this implementation by December 31, 1998. Additionally, the Company has tested and/or received certification from its vendors that the financial and corporate computer and communication systems are year 2000 compliant. While the Year 2000 considerations are not expected to materially impact the Company's internal operations, they may have an effect on some of the Company's agents and brokers, suppliers, financial institutions and others with whom the Company conducts business, and thus indirectly affect the Company. It is not possible to quantify the aggregate cost to the Company with respect to external Year 2000 problems, if any, although the Company does not presently anticipate it will have a material adverse impact on its business. The Company's contingency plans with respect to problems associated with Year 2000 non-compliance of specific internal and external applications are currently being evaluated.

         Other Matters

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

         The table on the next page shows, for the periods indicated, the gross premiums written, net premiums earned, net losses and loss adjustment expenses, other expenses, underwriting income (loss), and ratios for the Company's specialty property and casualty operations and surety operations. The surety operations are detailed by the Company's three major types of bonds:

                                     TABLE 1

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                 SUMMARY OF PREMIUMS AND LOSSES BY PRODUCT LINE
                             (Dollars in thousands)

                                        Three months ended       Nine months ended           Year ended
                                           September 30,            September 30,            December 31,
             Type of Bond                1998        1997         1998       1997          1997         1996
             ------------                ----        ----         ----       ----          ----         ----


Court
    Gross premiums written .......   $   3,201  $   2,940     $   9,079  $   8,036     $  11,109   $  11,196
    Net premiums earned ..........       3,501      2,932         9,282      7,926        11,038      10,897
    Net losses and loss adjustment
       expenses ..................        (214)     1,356           257      1,363         1,403         835
    Loss ratio ...................         -6%         46%            3%        17%           13%          8%

Contract
    Gross premiums written .......   $  17,057  $  16,205     $  47,003  $  40,883     $  54,808   $  49,782
    Net premiums earned ..........      11,246     11,784        38,086     33,552        46,741      46,158
    Net losses and loss adjustment
       expenses ..................       5,695      3,397        14,145     10,956        15,738      24,430
    Loss ratio ...................          51%        29%           37%        33%           34%         53%
Commercial Surety
    Gross premiums written .......   $   6,336  $   4,064     $  20,355  $  11,778     $  16,694   $  11,357
    Net premiums earned ..........       5,140      3,443        16,081      9,001        12,786       8,446
    Net losses and loss adjustment
       expenses ..................         827        605         3,503      1,720         2,873       2,571
    Loss ratio ...................          16%        18%           22%        19%           22%         30%

Total Surety
    Gross premiums written .......   $  26,594  $  23,209     $  76,437  $  60,697     $  82,611   $  72,335
    Net premiums earned ..........      19,887     18,159        63,449     50,479        70,565      65,501
    Net losses and loss adjustment
        expenses .................       6,308      5,358        17,905     14,039        20,014      27,836
    Other expenses ...............      13,934     12,500        43,451     35,338        49,184      43,721
    Underwriting income (loss) ...        (355)       301         2,093      1,102         1,367      (6,056)
    Loss ratio ...................          32%        30%           28%        28%           28%         42%
    Expense ratio ................          70%        69%           68%        70%           70%         67%
    Combined ratio ...............         102%        98%           97%        98%           98%        109%

Property & Casualty
    Gross premiums written .......   $   8,093  $   6,874     $  22,636  $  19,171     $  25,481   $  25,006
    Net premiums earned ..........       5,746      5,577        16,556     16,484        21,585      22,382
    Net losses and loss adjustment
       expenses ..................       3,643      4,871        12,142     11,240        14,644      18,811
    Other expenses ...............       1,962      2,337         6,342      6,639         8,802       7,344
    Underwriting income (loss) ...         141     (1,631)       (1,928)    (1,395)       (1,861)     (3,773)
    Loss ratio ...................          63%        87%           73%        68%           68%         84%
    Expense ratio ................          34%        42%           38%        40%           41%         33%
    Combined ratio ...............          98%       129%          112%       108%          109%        117%

Total Company
    Gross premiums written .......   $  34,687  $  30,083     $  99,073  $  79,868     $ 108,092   $  97,341
    Net premiums earned ..........      25,633     23,736        80,005     66,963        92,150      87,883
    Net losses and loss adjustment
        expenses .................       9,951     10,229        30,047     25,279        34,658      46,647
    Other expenses ...............      15,896     14,837        49,793     41,977        57,986      51,065
    Underwriting income (loss) ...        (214)    (1,330)          165       (293)         (494)     (9,829)
    Loss ratio ...................          39%        43%           38%        38%           38%         53%
    Expense ratio ................          62%        63%           62%        63%           63%         58%
    Combined ratio ...............         101%       106%          100%       100%          101%        111%

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

           None


Item 6:    EXHIBITS AND REPORTS ON FORM 8-K

           (a)      Exhibits
                    See the Exhibit Index on page 16.

           (b)      Reports on Form 8-K
                    There were no reports filed on Form 8-K during the three months ended September 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    AMWEST INSURANCE GROUP, INC.





         Date: November 13, 1998                by:  /s/    JOHN E. SAVAGE
                                                    ---------------------------
                                                         John E. Savage
                                                  President, Co-Chief Executive
                                                  and Chief Operating Officer
                                                 (Principal Executive Officer)



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