Form 10-K
period 1998-12-31
AMWEST INSURANCE GROUP INC
filed 1999-03-31
CIK 780118

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
                          ACT OF 1934 [NO FEE REQUIRED]
                  FOR THE TRANSITION PERIOD FROM _____ TO _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( ).

Indicate  by check mark if
disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of March 26, 1999, 3,922,886 shares of common stock, $.01 par value, were outstanding. As of March 26, 1999, the market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's common stock as reported by the American Stock Exchange, Inc. on such date, was $25,192,134.

                       DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the registrant's definitive proxy statement for the 1998 Annual Meeting of stockholders (incorporated by reference under Part III).

                                TABLE OF CONTENTS

                                     PART I
  Item                                                                    Page

    1.     Business                                                         1
           General                                                          1
           Products                                                         2
           Underwriting and Collateral                                      4
           Statutory Net Premiums Written to
               Statutory Policyholders' Surplus Ratio                       6
           Combined Ratios                                                  7
           Reinsurance                                                      7
           Reserves                                                         8
           Investments                                                     13
           Marketing and Growth                                            16
           The Safety Association                                          17
           Competition                                                     17
           Employees                                                       17
           Government Regulation                                           18
    2.     Properties                                                      18
    3.     Legal Proceedings                                               19
    4.     Submission of Matters to a Vote of Security Holders             19

                                     PART II

    5.     Market for Registrant's Common Equity and
               Related Stockholder Matters                                 20
           Market Information                                              20
           Holders                                                         20
           Dividends                                                       20
    6.     Selected Financial Data                                         21
    7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         23
           Results of Operations                                           23
           Liquidity and Capital Resources                                 26
           Market Risk                                                     27
           Other Matters                                                   28
    8.     Financial Statements and Supplementary Data                     31
    9.     Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                      31

                                    PART III

   10.     Directors and Executive Officers of the Registrant              32
   11.     Executive Compensation                                          32
   12.     Security Ownership of Certain Beneficial Owners
               and Management                                              32
   13.     Certain Relationships and Related Transactions                  32

                                     PART IV

   14.     Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                         33

                                     PART I

ITEM 1.        BUSINESS

GENERAL

    Amwest Insurance Group, Inc., a Delaware corporation ("the Company"), is an insurance holding company engaged, through its wholly-owned subsidiaries, Amwest Surety Insurance Company ("Amwest Surety"), Condor Insurance Company ("Condor") and Far West Insurance Company ("Far West") in underwriting surety bonds nationwide, commercial automobile insurance in the state of California and, to a lesser extent, other property and casualty coverages in various parts of the United States. Surety bonds are predominately written through 30 branch and field offices located throughout the United States. Both the surety and property and casualty products are marketed through independent agents with a small percentage of the Company's business written directly to the insured.

    The Company's surety division underwrites a wide variety of surety bonds for small to mid-sized surety accounts through independent agents and brokers. Currently, the Company has the capacity to write bonds up to $25 million. In order to protect the Company from major losses on the larger accounts, the Company purchases reinsurance from a consortium of Treasury listed reinsurers. Bonds are underwritten using a variety of factors to help mitigate risk, including the acceptance of full or partial collateral and the usage of funds control where appropriate. See "Reinsurance" and "Business -Underwriting and Collateral."

    According to A.M. Best Company ("Best"), an insurance company rating and statistical service, property and casualty insurance companies wrote approximately $2.9 billion in surety net premiums in 1997. The Company ranked 10th nationally when measured by gross premiums written for all companies writing surety in 1997. In California, which currently is the largest market for surety business and where the Company has historically generated a significant portion of its business, the Company ranked 3rd when measured by gross premiums written for all companies writing surety in 1997.

    The Company's property and casualty division primarily writes insurance packages which consist principally of commercial automobile liability and physical damage and, to a lesser extent, general liability and other related coverages for insureds involved in general trucking including solid waste disposal, sand and gravel, transit mix, logging, farm to market, intermodal trucking, less than total load (LTL), newspaper distribution, tow truck and limousine services industries. In addition to its commercial policies, the Company offers non-standard private passenger automobile insurance in the states of California and Arizona and homeowners coverage in the states of California, Florida and Hawaii and motorcycle insurance in the state of New York.

    The Company was incorporated in California on August 19, 1970 and redomesticated in Delaware on September 11, 1987. The Company's insurance subsidiaries, Amwest Surety, Condor and Far West, are domiciled in Nebraska. Accordingly, the Company is registered with the Nebraska Department of Insurance as an insurance holding company. Amwest Surety is licensed in all 50 states, the District of Columbia, Guam and Puerto Rico, Far West is licensed in 45 states and the District of Columbia and Condor is licensed in California, Arizona, Idaho, Montana, Nebraska, Nevada and Oregon. Amwest Surety and Far West hold certificates of authority from the United States Department of the Treasury, which qualifies them as acceptable sureties on Federal bonds. Amwest Surety and Far West are rated (a group rating) "A-" (Excellent) by Best and Condor is rated "B" (Adequate).

    The term "the Company" unless the context otherwise requires, refers to Amwest Insurance Group, Inc. and its insurance subsidiaries. The principal executive offices of the Company are located at 5230 Las Virgenes Road, Calabasas, California 91302. The Company's telephone number is (818) 871-2000 and its facsimile number is (818) 871-2019.

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

    The following tables show, for the periods indicated, the premiums written, net premiums earned, losses and loss adjustment expenses and loss ratios for the Company's four major product lines:


 PREMIUMS WRITTEN
                                                                   Years ended December 31,
                                                 1998                        1997                        1996
                                                                    (Dollars in thousands)
                                      -----------------------------------------------------------------------------------
Type of Insurance
     Contract performance bonds           $ 62,293        46.9%       $ 54,808        50.7%        $49,782        51.2%
     Commercial Surety bonds                27,662        20.8          16,694        15.4          11,192        11.5
     Court bonds                            12,315         9.3          11,109        10.3          11,196        11.5
                                      ------------- ------------- ------------- ------------- ------------- -------------
         Total Surety                      102,270        77.0          82,611        76.4          72,170        74.2
     Specialty Property &  Casualty
     insurance                              30,549        23.0          25,480        23.6          25,072        25.8
                                      ------------- ------------- ------------- ------------- ------------- -------------

         Total                            $132,819       100.0%      $ 108,091       100.0%       $ 97,242       100.0%
                                      ============= ============= ============= ============= ============= =============



NET PREMIUMS EARNED
                                                                   Years ended December 31,
                                                 1998                        1997                        1996
                                                                    (Dollars in thousands)
                                      -----------------------------------------------------------------------------------
Type of Insurance
     Contract performance bonds           $ 52,491        49.5%       $ 46,741        50.7%        $46,158        52.5%
     Commercial Surety bonds                20,233        19.1          12,786        13.9           8,446         9.6
     Court bonds                            11,442        10.8          11,038        12.0          10,897        12.4
                                      ------------- ------------- ------------- ------------- ------------- -------------
                                      ------------- ------------- ------------- ------------- ------------- -------------
         Total Surety                       84,166        79.4          70,565        76.6          65,501        74.5
     Specialty Property &  Casualty
     insurance                              21,805        20.6          21,585        23.4          22,382        25.5
                                      ------------- ------------- ------------- ------------- ------------- -------------

         Total                            $105,971       100.0%       $ 92,150       100.0%        $87,883       100.0%
                                      ============= ============= ============= ============= ============= =============


LOSSES & LOSS ADJUSTMENT EXPENSES AND LOSS RATIOS
                                                                   Years ended December 31,
                                                 1998                        1997                        1996
                                                                    (Dollars in thousands)
                                      -----------------------------------------------------------------------------------
Type of Insurance
     Contract performance bonds           $ 17,447        33.2%       $ 15,738        33.7%        $24,430        52.9%
     Commercial Surety bonds                 5,485        27.1           2,873        22.5           2,571        30.4
     Court bonds                               330         2.9           1,402        12.7             835         7.7
                                      ------------- ------------- ------------- ------------- ------------- -------------
                                      ------------- ------------- ------------- ------------- ------------- -------------
         Total Surety                       23,262        27.6          20,013        28.4          27,836        42.5
     Specialty Property &  Casualty
     insurance                              17,569        80.6          14,644        67.8          18,811        84.1
                                      ------------- ------------- ------------- ------------- ------------- -------------

         Total                            $ 40,831        38.5%       $ 34,657        37.6%        $46,647        53.1%
                                      ============= ============= ============= ============= ============= =============


UNDERWRITING AND COLLATERAL

    For the contract and commercial surety lines of business, the Company individually analyzes the risk associated with each application it receives, except for selected categories of miscellaneous bonds. This underwriting evaluation includes verifying the credit history and financial resources of the applicant.

     The Company maintains control of the contract and commercial surety underwriting process through the use of authority limits for each underwriter, through committee underwriting of larger risks and through a system of limited delegation. Substantially all risks are underwritten utilizing indemnity agreements which may be personal, corporate or both. Such agreements indemnify the Company from losses on surety bonds and are an integral part of the underwriting process. Additionally, the Company may require collateral on contract bonds and, occasionally, other types of bonds based upon an assessment of the risk characteristics. The risk assessment includes evaluation of the financial strength of the contractor, the credit history of the contractor, work in progress and successful work experience. Collateral can consist of irrevocable letters of credit, certificates of deposit, cash, savings accounts, publicly traded securities and trust deeds or mortgages on real property. The principal form of collateral accepted by the Company currently consists of irrevocable letters of credit and certificates of deposit. Total collateral held as of December 31, 1998 had a value of approximately $240,452,000. Trust deeds and mortgages on real property held as collateral are not reflected in this figure due to the inexact nature of their disposition values. The Company reflects in its consolidated financial statements only funds received as collateral on which net earnings inure to the benefit of the Company. This amounted to $22,092,000 at December 31, 1998. Recent reductions in total collateral reflect competitive market conditions.

    The underwriting process for the court line of business consists of two separate approaches, one for the wholesale agent written business and another for the retail direct business. The underwriting procedures are as follows:

    Wholesale Underwriting Procedures - The Company contracts with retail agents and, through this contract, the agents are provided with underwriting authority levels ranging from a low of about $20,000 to a maximum of $125,000 together with powers of attorney. Underwriting authority levels are agreed to by the agents in writing. Court division regional managers and home office management set the underwriting levels based upon a number of factors. These factors include the agent's experience, track record, and most importantly, the amount of agent collateral that the Company holds pursuant to the indemnification provisions of the agent contract. Should an agent wish to write a bond that is in excess of his underwriting authority level, he is required to contact the Company for approval. The Company then reviews the collateral with the agent to determine whether or not the collateral is sufficient. Each of the court division's underwriting staff have been assigned underwriting authority levels. Bonds in excess of staff underwriting authority levels must be approved by management. Generally, the Company requires the agent to obtain full collateral, except in those cases where the agent has a very large amount of contract collateral on deposit with the Company and/or the agent has been in the business for a long period of time. The Company maintains an underwriting approval record in the bond files for each approval. The Company periodically reviews an agent's adherence to these policies through on-site agent reviews or audits.

    Once an agent executes a bond, he reports the execution to the Company along with payment. Powers are replaced in an amount equal to those which have been reported in order to assure a complete reporting of all bonds executed.

    Retail Underwriting Procedures - The Company's retail offices are staffed with court bond underwriters. The retail branch manager has set underwriting authority levels for each of the underwriters. The retail branch managers' underwriting authority level is established by court division home office management. Any bond over the underwriter's underwriting authority level must be approved by the branch manager. Any bond over the branch manager's underwriting authority level must be approved by court division home office management, in writing. Full collateral is generally required, however, on smaller bonds ($2,500 or less), underwriters may approve a bond with little collateral if the indemnitors appear to be strong. This evaluation is based upon a TRW credit report and/or employment stability.

    The retail offices are supplied with powers of attorney from the home office. These powers are in turn supplied to non-liable agents who post the bonds. Agents are re-supplied with powers on an as-needed basis. Powers for the retail offices are replaced in an amount equal to those which have been reported in order to assure a complete reporting of all bonds executed.

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

    Many of the Company's specialty property and casualty coverages are offered in Group Business Package policies. Package policies include fire and allied lines, commercial inland marine, general liability, commercial automobile liability, physical damage and surety. The commercial automobile liability portion of the package policy provides bodily injury and property damage liability. Property damage liability has a mandatory deductible which applies to property damage liability coverage. Also, uninsured/underinsured motorist coverage, medical payments coverage, and comprehensive and collision coverages are offered. The general liability portion of the Group Business Package covers bodily injury and property damage liability written on an occurrence basis. The policy contains customary extensions of coverage. All Group Business Package policies contain absolute pollution liability exclusion. Limited pollution coverage is provided only to the extent required by the U.S. Department of Transportation ("DOT") regulatory requirements, which generally require minimum liability policy limits of $750,000 to cover environmental restoration on claims for insureds who travel interstate or on federal property.

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

                                                                    Years ended December 31,
                                                  1998          1997          1996           1995          1994
                                                                     (Dollars in thousands)
                                              ----------------------------------------------------------------------

Statutory net premiums written                    $107,961      $100,034        $89,325       $82,814       $84,093
Statutory policyholders' surplus                    48,600        44,312         40,298        45,361        40,467
Ratio                                                 2.22          2.26           2.22          1.83          2.08

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

    A company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. The Company has calculated it's RBC requirements as of December 31, 1998 and found that it exceeded the highest level of recommended capital requirement.

    The Company's insurance subsidiaries currently prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the various state insurance departments. Prescribed statutory accounting practices include a variety of publications of the NAIC, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The NAIC membership adopted in March 1998, the Codification of Statutory Accounting Principles Project as the NAIC supported basis of accounting, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. The Codification Project, which will become effective on January 1, 1999, was approved with the provision for commissioner discretion in the determination of appropriate statutory accounting for insurers. Such discretion will continue to allow prescribed or permitted accounting practices that may differ from state to state. Accordingly, this project will change the definition of what comprises prescribed versus permitted statutory accounting practices and may result in changes to the accounting policies that insurance enterprises use to prepare their statutory financial statements. The Company has not determined how implementation will affect its statutory financial statements and is unable to predict how insurance rating agencies will interpret or react to such changes. No assurance can be given that future legislative or regulatory changes from such activities will not adversely affect the Company.

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

                                         Years ended December 31,
                       1998          1997          1996           1995          1994
                   ------------- ------------- -------------- ------------- -------------

Loss Ratio                 38.5%         37.6%          53.1%         41.4%         35.4%
Expense Ratio              61.6          62.9           58.1          62.9          62.4
                   ------------- ------------- -------------- ------------- -------------

Combined Ratio            100.1%        100.5%         111.2%        104.3%         97.8%
                   ============= ============= ============== ============= =============

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

    On the surety lines of business, the Company's subsidiaries maintain an excess of loss reinsurance treaty with a group of reinsurers (the "Excess Treaty"). The Excess Treaty may be canceled at the election of either party by providing notice of cancellation 90 days prior to any anniversary (currently October 1), however, the reinsurers would remain liable for covered losses incurred up to the cancellation date. The amended Excess Treaty limits the Company's exposure on any one principal (the person or entity for whose account the surety contract is made, and whose debt or obligation is the subject of the surety contract) to the first $2,000,000 of loss and to losses in excess of $20,000,000 for losses incurred prior to October 1, 1998 and $25,000,000 for losses incurred thereafter. Coverage is provided for most types of bonds which the Company writes except SBA guaranteed bonds, which are not covered by the treaty. The reinsurers' maximum exposure under the Excess Treaty is $26,000,000 of losses discovered during any one contract period (October 1 to October 1) for the 1997-1998 contract year and $35,000,000 for the 1998-1999 contract year. The Excess treaty also contains profit sharing provisions for the $4,000,000 excess of $2,000,000 layer of the treaty, of which no amounts are currently accrued based on experience of the treaty through December 31, 1998.

    The Company, effective January 1, 1997, entered into an aggregate stop-loss treaty with Underwriters Reinsurance Company (Barbados), Inc. which treaty was renewed for the 1998 accident year. This contract has a limit of approximately $7,000,000 of losses and loss adjustment expenses incurred for the 1998 accident year. On the surety lines of business when losses and loss adjustment expenses exceed 32.8% of net earned premiums and for all other lines when losses and loss adjustment expenses exceed 67% of net earned premiums the reinsurer becomes liable for losses. The Company has an option to increase the coverage by up to $5,000,000 by payment of $1,000,000 prior to the incurrance of $2,500,000 in ceded losses under the original treaty. At December 31, 1998 and 1997, the Company ceded $2,533,000 and $0, respectively, in losses to the stop-loss treaty.

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

    The Company also purchased a quota share reinsurance treaty with Underwriters Reinsurance Company, a New Hampshire domiciled reinsurer which was effective July 1, 1998. This treaty cedes 15% of net surety written premium for all surety written through Amwest Surety Insurance Company on a pro rata basis.

    For its liability lines of business, the Company has reduced its exposure on any one risk with the purchase of excess of loss reinsurance. The net retained amount has varied by year, primarily based on the Company's surplus position. Currently, the Company retains the first $400,000 on any one risk with the next $600,000 ceded to a consortium of reinsurers led by Gerling Global Reinsurance Corporation. From July 1, 1997 to June 30, 1998 the Company participated in this treaty with a 10% share. The Company further reinsures $1,000,000 in excess of $1,000,000 for its liability coverages including extra contractual obligations and excess of policy limits exposures. The Company is also a party to a quota share agreement with regards to its non-standard private passenger automobile business. Under this agreement, the Company cedes 50% of its net liability on all non-standard private passenger automobile coverages.

    For its commercial automobile property coverages, the Company generally retains the first $200,000 on any one exposure and purchases excess of loss reinsurance for $4,800,000 in excess of $200,000. Limits relating to its Hawaiian homeowners, California homeowners and Florida homeowners programs differ from the above. For Hawaiian homeowners, the Company participates in the Hawaii Hurricane Relief Fund, and accordingly, its Hawaiian policies exclude wind coverage over 75 miles per hour. For California homeowners, the Company is party to a 75% quota share reinsurance agreement with a limit of $7,500,000 per occurrence. For Florida homeowners, the Company is a party to a 75% quota share reinsurance agreement with a limit of 200% of the actual gross premiums written in any policy year. Additionally, the Company participates in the Florida Hurricane Catastrophe Fund as a 90% participant. Recoveries from this Fund are limited to hurricanes and are based on a formula which utilizes, among other factors, premiums written, industry premiums written, industry losses and amounts available in the fund.

RESERVES

    The Company maintains reserves for losses and loss adjustment expenses with respect to both reported and unreported claims. The amount of loss reserves for reported claims, including related loss adjustment expense reserves, is generally based upon a case-by-case evaluation of the type of loss. In evaluating reserves for surety losses and loss adjustment expenses, the Company considers a number of factors including an estimate of the costs to complete the project, outstanding obligations to subcontractors, suppliers and the like and prevailing case law and regulations pertaining to the underlying exposures. The Company also considers the financial strength of the principal, estimated offsets to the claimed amount, such as collateral, contract funds and indemnity agreements, and defenses available to the principal and the Company. The Company may use outside attorneys and construction consultants throughout the reserving process. The Company establishes expense reserves to cover the anticipated expenses incurred by its outside consultants and attorneys. All reserves for reported claims are net of anticipated collateral and other non-reinsurance recoveries. Reserves for incurred but not reported claims are based on Company experience. An amount is included in the reserves for unallocated loss adjustment expenses consisting of the costs for the Company's claims, legal and subrogation departments to settle claims incurred prior to year end.

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

    The following table sets forth a reconciliation of the statutory liability for losses and loss adjustment expenses (1) for the periods shown:

                                                                                       December 31,
                                                                             1998          1997          1996
                                                                                  (Dollars in thousands)
                                                                         -----------------------------------------
Statutory liability for losses and loss adjustment expenses at
     beginning of year                                                        $33,338       $35,876       $24,246
Provision for losses and loss adjustment expenses occurring in current
     year                                                                      43,420        35,212        45,853
Increase (decrease) in estimated losses and loss adjustment expenses
     for claims occurring in prior years                                      (2,589)         (555)           794
                                                                         ------------- ------------- -------------
                                                                               40,831        34,657        46,647
                                                                         ------------- ------------- -------------
Losses and loss adjustment expense payments for claims occurring during:
              Current year                                                   (24,992)      (15,095)      (21,638)
              Prior years                                                    (16,770)      (22,100)      (13,379)
                                                                         ------------- ------------- -------------
                                                                             (41,762)      (37,195)      (35,017)
                                                                         ------------- ------------- -------------
Statutory liability for losses and loss adjustment expenses at end of
     year                                                                     $32,407       $33,338       $35,876
                                                                         ============= ============= =============

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

    The surety loss and loss adjustment expense ratios remained constant at 28% for 1997 and 1998. The 1998 ratio includes the impact of the excess of loss and the aggregate stop loss reinsurance treaties. During 1998 $4,168,000 was ceded in premiums on these treaties with $4,100,000 ceded in losses. In 1997 $2,987,000 was ceded in premiums with no losses ceded to the reinsurers.

    Competitive market conditions and the Company's ability to write surety bonds for larger contractors has resulted, on many bonds, in the substitution of indemnity agreements for liquid and non-liquid collateral. The Company, through its ongoing reserve analysis, has estimated the benefit to be derived from such agreements and reduced estimates of ultimate losses incurred accordingly. In the fourth quarter of 1998, the Company increased its estimate of such "salvage and subrogation" recoveries by approximately $5.4 million which is partially attributable to salvage and subrogation on losses incurred during the fourth quarter. The increase relates primarily to the 1998 and 1997 years and reflects the Company's belief that the underlying data is maturing. Further, subsequent collection efforts have proven prior estimates to be conservative. Since the Company had also pierced it's aggregate excess contract in the fourth quarter, the net benefit attributable to the increased "salvage and subrogation" estimate was approximately $1,025,000.

    The difference between the reserves reported in the Company's consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP") and those reported in the annual statements filed with the State Departments of Insurance in accordance with statutory accounting principles ("SAP") is as follows:

                                                      December 31,
                                              1998         1997         1996
                                                     (Dollars in thousands)
                                          --------------------------------------

Reserves reported on a SAP basis               $32,407      $33,338      $35,876

Net reinsurance recoverable on
  unpaid loss and loss adjustment expenses       9,837        6,185        6,133
                                          ------------- ------------ -----------

Reserves reported on a GAAP basis              $42,244      $39,523      $42,009
                                          ============= ============ ===========

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

    The table on page 12 discloses the cumulative development of unpaid losses and loss adjustment expenses of the Company from 1988 through 1998. The top line of this table depicts the estimated net liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated net amount of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not reported to the Company. The lower portion of the table shows the re-estimated amount of the previously recorded net liability based on experience as of the end of each succeeding year. Estimated gross liability and the re-estimated amount of previously recorded gross liability for the five years ended December 31, 1998 are shown below the table.

    The Company attempts to estimate reserves that are adequate and neither deficient nor redundant. Therefore, no meaningful evaluation of estimated future redundancies or deficiencies can be developed from the Company's prior experience. The cumulative "redundancy/(deficiency)" shown in the table on page 12 represents the aggregate change in the estimates over prior years. For example, the 1992 liability has developed a $6,086,000 redundancy over five years. That amount has been reflected in income over the five years. The effect on income for the past three years of changes in estimates of the liabilities for losses and loss adjustment expenses is shown in the reconciliation table on page 9. The cumulative redundancy (deficiency) as of the end of any year is due to a re-evaluation of reserves established in prior years at less than or more than the reserved values as of that date.



                           CUMULATIVE LOSS DEVELOPMENT
                                  December 31,
                             (Dollars in thousands)


                           1988      1989      1990     1991      1992     1993      1994     1995      1996      1997       1998
                       -----------------------------------------------------------------------------------------------------------

Net liability for
  losses & loss
  adjustment expenses    $3,528   $13,169   $23,199  $23,269   $24,860  $28,641   $26,584  $24,246   $35,876   $33,338    $32,407

Net paid (cumulative)
  as of:

  One year later          4,000     5,426     9,892    9,826    11,224   15,862    18,318   13,379    22,100    16,770          -
  Two years later         4,021     8,146    14,386   14,473    16,896   23,547    24,579   22,934    28,301
  Three years later       3,915     9,301    17,057   16,464    18,576   26,659    28,010   24,256
  Four years later        3,693    10,996    18,261   16,654    18,902   27,303    27,446
  Five years later        3,723    11,642    17,976   16,795    18,962   27,089
  Six years later         4,519    11,646    18,074   16,838    18,618
  Seven years later       4,425    11,583    18,227   16,463
  Eight years later       4,318    11,434    17,965
  Nine years later        4,291    11,455
  Ten years later         4,314

Net liability
  re-estimated  as of:

  One year later          5,513    12,247    20,580   20,560    21,937   26,860    26,343   25,040    35,322    30,749          -
  Two years later         4,650    10,463    18,890   18,401    19,565   25,943    28,540   26,237    33,998
  Three years later       3,809    11,071    18,871   17,810    18,695   27,699    28,415   26,141
  Four years later        4,020    11,622    18,654   16,664    19,048   26,914    28,675
  Five years later        4,050    11,706    17,982   16,784    18,720   27,273
  Six years later         4,483    11,628    17,943   16,589    18,774
  Seven years later       4,429    11,542    17,994   16,565
  Eight years later       4,319    11,204    18,005
  Nine years later        4,301    11,483
  Ten years later         4,330

 Net Reserve Redundancy
   (Deficiency):         ($802)    $1,686    $5,194   $6,704    $6,086   $1,368  ($2,091) ($1,895)    $1,878    $2,589     -
                       ===========================================================================================================

 Net redundancy
   (deficiency) as a
   percent of original    (23%)       13%       22%      29%       24%       5%      (8%)     (8%)        5%        8%     -
     net liability:
                       ===========================================================================================================


Gross liability for losses and loss adjustment expenses                  46,614   34,653    31,915    42,009    39,523     43,004
Ceded liability for losses and loss adjustment expenses                (17,973)  (8,069)   (7,669)   (6,133)   (6,185)   (10,597)
                                                                     -------------------------------------------------------------

Net liability for losses and loss adjustment expenses                    28,641   26,584    24,246    35,876    33,338     32,407
                                                                     =============================================================

Gross liability re-estimated                                             39,878   38,492    31,861    39,870    37,278
Ceded liability re-estimated                                           (12,605)  (9,817)   (5,720)   (6,492)   (6,529)
                                                                     ----------------------------------------------------

Net liability re-estimated                                               27,273   28,675    26,141    33,998    30,749
                                                                     ====================================================

Gross Reserve Redundancy (Deficiency)                                     6,736  (3,839)        54     2,139     2,245
                                                                     ====================================================


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

    Certain states or territories require the Company to deposit securities issued by such states or territories as a condition of licenser. These securities are managed in-house in accordance with guidelines established by the various states and territories. At December 31, 1998, the market value of all state deposits was approximately $14,170,000.

    The following table sets forth the composition of the Company's investment portfolio at the dates indicated:

                                                                                   December 31,
                                                       1998          1997          1996          1995          1994
                                                                          (Dollars in thousands)
                                                   ---------------------------------------------------------------------
Fixed maturities, held-to-maturity, at amortized
     cost:
Bonds:
U.S. Government                                           $   -         $   -         $   -         $   -      $ 10,850
Mortgage backed securities                                    -             -             -             -           696
States, municipalities and political subdivisions
                                                              -             -             -             -         3,524
Certificates of deposit, at cost                              -             -             -             -            50
                                                   ------------- ------------- ------------- ------------- -------------

Total                                                         -             -             -             -        15,120
                                                   ------------- ------------- ------------- ------------- -------------

Fixed maturities, available-for-sale, at market
     (1):
Bonds:
U.S. Government                                          12,411        11,289        13,739        32,101        14,292
Asset backed securities                                   2,349         3,342         4,004         5,636             -
Mortgage backed securities                               23,070        17,754        24,245        17,723        27,904
States, municipalities and political subdivisions
                                                         37,329        27,845        26,608        34,952        34,374
Other                                                    29,413        34,612        27,848        20,284        22,080
Redeemable preferred stock, at market (1)                 2,655         3,904         6,050         6,495         8,280
                                                   ------------- ------------- ------------- ------------- -------------

Total                                                   107,227        98,746       102,494       117,191       106,930
                                                   ------------- ------------- ------------- ------------- -------------

Total fixed maturities                                  107,227        98,746       102,494       117,191       122,050

Common equity securities, at market (1)                  10,572        10,297         9,779         8,689         7,386
Preferred equity securities, at market (1)                4,265         2,894         4,253         3,592         2,321
Other invested assets                                     4,375         6,455         2,849           797             -
Short-term investments, at cost                           2,201         2,281           890           745         2,289
                                                   ------------- ------------- ------------- ------------- -------------

Total investments                                       128,640       120,673       120,265       131,014       134,047
Interest bearing cash equivalents (2)                     2,431         3,807         6,434         5,232         4,032
                                                   ------------- ------------- ------------- ------------- -------------

Total investments and cash equivalents                 $131,071      $124,480      $126,699      $136,246      $138,079
                                                   ============= ============= ============= ============= =============


(1) Market value is principally determined by quotations on national securities exchanges. When national securities exchange quotes are not available, quotations are determined by the Company's investment advisors.

(2) These amounts represent gross invested bank balances.

    During the fourth quarter of 1995 the Company concluded that it would no longer commit to holding any security to maturity, as this limited management from responding to changes in circumstances and perceived economic trends and it would no longer participate in the active trading of any portion of its portfolio. Accordingly, all invested amounts have been classified at December 31, 1998, 1997 and 1996 as available for sale.

    The Company's investment results, pre-tax investment yields and effective yields for the periods indicated were as follows:

                                                                     Years ended December 31,
                                                     1998         1997          1996         1995         1994
Investment Results:                                                    (Dollars in thousands)
                                                  ------------------------------------------------------------------

Average invested assets (includes short-term
   investments)                                     $127,776      $125,590     $131,473     $137,162      $138,195

Net investment income                                  6,651         6,396        6,807        7,863         7,337

Average annual yield on investments:
   Fixed maturities                                    5.86%         5.88%        5.83%        6.15%         5.93%
   Equity securities                                   4.90          3.95         3.11         4.53          2.32
   Short-term investments                              4.31          3.49         4.93         8.21          4.78
                                                  ------------ ------------- ------------ ------------ -------------
       Effective yield total investments               5.51          5.40         5.44         6.10          5.65
   Less investment expense                            (0.31)        (0.31)       (0.26)       (0.37)        (0.34)
                                                  ============ ============= ============ ============ =============
       Total  investment yield                         5.21%         5.09%        5.18%        5.73%         5.31%
                                                  ============ ============= ============ ============ =============

Average annual return on investments (1)                7.5%        10.10%        6.14%       14.01%       (0.72%)
                                                  ============ ============= ============ ============ =============

(1) Average annual return is net investment income, realized gains (losses) and the change in unrealized gains (losses) divided by average invested assets.

    The amortized cost and estimated market value of fixed maturities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Prepayment assumptions for asset backed and mortgage backed securities are obtained from broker dealer survey values or internal estimates. These assumptions are consistent with the current interest rate and economic environment.
                                           Amortized Cost      Estimated
                                                              Market Value
Fixed maturities due:                           (Dollars in thousands)
                                           ----------------------------------

Within 1 year                                     $  6,492          $  6,519
Beyond 1 year but within 5 years                    35,139            35,882
Beyond 5 years but within 10 years                  35,064            35,234
Beyond 10 years but within 20 years                 14,416            14,896
Beyond 20 years                                     14,244            14,696
                                           ---------------- -----------------

                                                  $105,355          $107,227
                                           ================ =================

MARKETING AND GROWTH

    The Company markets its surety bond products in 50 states, the District of Columbia, Guam, Puerto Rico, the U.S. Virgin Islands, Argentina and the Marshall Islands through approximately 9,000 independent agents and brokers. California constituted 23.3% and 23.4% of surety premiums written for the years ended December 31, 1998 and 1997, respectively.

    The Company's contract performance and commercial surety bonds are distributed through a network of 30 branch and field offices located in major metropolitan areas throughout the United States. Each branch office has a defined territory which it serves, primarily working with those independent agents specializing in writing surety bonds. While the branch offices occasionally write business directly with the customer, the Company does not actively seek such business.

    The  Company's  distribution   methodology  results  in  a  relatively  high
distribution cost system inasmuch as the Company must maintain a cadre of professionals in each branch location as well as pay competitive commissions to the agents it serves. The Company believes, however, that the higher costs of maintaining a local presence in each market it serves are essential to produce acceptable loss characteristics for the surety bonds it underwrites. The
Company's experience has shown that it is important to have experienced underwriting professionals in the markets it serves. This results in more construction site, contractor and agent direct contact that would be possible if the business were underwritten from a remote location. The Company believes that this direct interface is essential to consistently produce profitable underwriting results.

    The higher distribution cost system does present opportunities for the Company as well. Generally, branches become more efficient in servicing the business it underwrites at larger premium volumes. Accordingly, for the Company to achieve maximum profitability from its branch network, each branch must write a certain minimum amount of premium. This amount varies by market primarily based on cost characteristics of the geographic area. Further, any increases to the minimum premium generally result in increased efficiency. The Company has therefore geared its strategy to grow the surety business to take advantage of the cost dynamics of its branch system.

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

    The Company directs its specialty property and casualty marketing efforts primarily at independent insurance producers. At December 31, 1998, the total number of producers placing specialty property and casualty coverage was approximately 250. Such producers are made aware of the coverages offered by Condor primarily through direct mailing and advertisements in trade publications and trade shows.

THE SAFETY ASSOCIATION

    The Company offers its monthly commercial automobile insurance policies to members of the Waste Industry Loss Prevention and Safety Association (d.b.a. "The Safety Association"). The Safety Association was formed in 1981 to enhance the availability of insurance for and provide services aimed at improving operational safety to the industries to which Condor provides insurance. Effective June 30, 1998, the Company purchased the Safety Association and merged its operations into Condor. The Safety Association employs five field safety specialists who are responsible for inspecting members' fleets and facilities and providing safety engineering and loss prevention advice and aids to members, including videos and bi-monthly newsletters. The Company believes that the activities of the field safety specialists enhance loss prevention and risk experience. The acquisition of The Safety Association was not material to the consolidated financial statements of the Company.

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

    The largest surety company in the country has less than six percent of the total surety market. The top ten companies collectively have less than half of the total market. The industry is growing at an annual rate of only about three percent which has intensified competition.

    The Company competes for surety business in the middle market. The Company's capacity enables the Company to underwrite specialty surety credit which is dominated by small, regional companies as well as business marketed by professional surety agents who are generally sought after by standard market companies. Local service, pricing and, to some extent, agent commissions are the primary competitive tools. The Company, while competitive in pricing and commissions, believes that service is the difference. To this end, the Company believes its branch network and its decentralized approach to doing business will enable it to continue to compete effectively, even when challenged by the larger standard market companies.

    The Company's strategy for its specialty property and casualty business generally is to position itself within a limited regional geographic location as a consistent and reliable provider of commercial insurance packages for insureds involved in specialized industries.

    The Company believes that its monthly direct-bill commercial policies create a competitive advantage because the insured is not required to finance an annual premium. Additionally, the Company believes that its ability to provide a consistent insurance package for specialized industries and to continue to provide quality service in the handling of claims through staff who are particularly experienced in the areas of the Company's specialization permit it to compete successfully in its targeted customer base. The Company's direct billing also enable insurance producers to enjoy the benefits of a monthly commission without incurring the cost of billing and the attendant problems relating to premium collection.

EMPLOYEES

    At December 31, 1998, the Company employed 518 people.

GOVERNMENT REGULATION

    The Company's insurance subsidiaries are domesticated in the state of Nebraska. Accordingly, the Company is regulated by the Nebraska Department of Insurance as an insurance holding company. Any person who acquires or agrees to acquire an amount of the Company's Common Stock which would cause him to own beneficially more than 10% of such stock must obtain the prior approval of the Nebraska Insurance Commissioner.

    The Company's insurance subsidiaries are required to file with the Department of Insurance in their state of domicile information concerning ownership, financial condition, capital structure and general business operations. The Company's insurance subsidiaries can only conduct business in states in which they are licensed. Each of the insurance subsidiaries are subject to varying degrees of regulation and supervision in the states in which they conduct business. This regulation relates to such matters as the adequacy of reserves, the type and quality of investments, minimum capital and surplus requirements, risk-based capital requirements, deposit of securities with state insurance authorities for the benefit of policyholders, restrictions on dividends and other transfers, periodic examination of the insurers' affairs, claims handling procedures, and annual and other reports required to be filed with the state insurance commissioners on the financial and other condition of these companies. The subsidiaries must also file rates with most of the states in which they are licensed to underwrite insurance.

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

    The Company participates in the Hawaii Hurricane Relief Fund, and accordingly, its Hawaiian policies exclude wind coverage over 75 miles per hour. Additionally, the Company participates in the Florida Hurricane Catastrophe Fund as a 90% participant. Recoveries from this Fund are limited to hurricanes and are based on a formula which utilizes, among other factors, premiums written, industry premiums written, industry losses and amounts available in the fund. As a participant, the Company could be assessed in the event the above Funds sustain hurricane losses.

    The Company is a participant in California's "assigned risk" program as it relates to commercial automobile liability insurance. Automobile liability insurers in California are required to sell bodily injury liability to a proportionate number (based on the insurer's share of the California automobile casualty insurance market) of those drivers applying to the California Department of Insurance for placement as assigned risks. Drivers seek placement as assigned risks because their driving records or other relevant characteristics make them difficult to insure in the open market.

ITEM 2. PROPERTIES

    The Company leases all of its office space which, as of December 31, 1998, totaled approximately 166,000 square feet. The home office aggregates approximately 63,000 square feet. Branch locations range from 1,000 to 4,600 square feet. See Note 12 of Notes to Consolidated Financial Statements.

    On January 26, 1996, the Company entered into a lease agreement for home office space in the City of Calabasas. The Company moved to this location in June 1997. The lease term is for a period of 15 years and covers approximately 63,000 square feet. The Company also has the option to purchase this home office building and land commencing on April 27, 2000 and extending for a six month period at a predetermined rate for the building, with the value of land based on then existing market rates.

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

Period                           High              Low           Dividends
1996 (1)
     First Quarter                14                12 1/4             .10
     Second Quarter               12 5/8            10 5/8             .10
     Third Quarter                11 3/8            10 1/2             .10
     Fourth Quarter               12 1/2            10 1/4             .10

1997 (1)
     First Quarter                12 3/8            10 5/8             .10
     Second Quarter               13 5/8            10 5/8             .10
     Third Quarter                15 3/8            13 1/2             .10
     Fourth Quarter               14 3/4            12 1/2             .10

1998
     First Quarter                15                13 1/4             .10
     Second Quarter               16 7/8            14 5/8             .10
     Third Quarter                14 1/2            13 1/4             .10
     Fourth Quarter               14 1/2            13                 .10

(1)  Amounts reflect a 10% stock dividend effective March 31, 1998.

    On March 26, 1999, the closing price of the Company's Common Stock on the American Stock Exchange was $11.00 per share.

HOLDERS

    As of March 26, 1999, there were 321 holders of record of the Company's Common Stock. However, based on available information, the Company believes that the total number of stockholders, including beneficial stockholders, exceeds 1,000.

DIVIDENDS

    The Company began paying cash dividends in 1986. The Company's ability to pay cash dividends is subject to certain regulatory and contractual restrictions. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources" and Notes 8 and 10 of Notes to Consolidated Financial Statements.

    In addition to regulatory and contractual restrictions, the payment, amount and timing of future dividends by the Company will depend upon the Company's operating results, overall financial condition, capital requirements and general business condition, as well as other factors deemed relevant by the Board of Directors.



ITEM 6.        SELECTED FINANCIAL DATA

    The selected data presented on page 20 under the captions "Summary of Earnings," "Year End Financial Position" and "Operating Ratios" for, and as of the end of, each of the years in the five year period ended December 31, 1998, are derived from the consolidated financial statements of Amwest Insurance Group, Inc. and subsidiaries, which financial statements have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1998 and 1997 and for each of the years in the three year period ended December 31, 1998 and the report thereon, are included elsewhere in this Annual Report on Form 10-K.


                             SELECTED FINANCIAL DATA
                    (In thousands, except per share amounts)

                                                                              Year ended December 31,
                                                     1998            1997            1996           1995            1994
                                                -------------------------------------------------------------------------------
Summary of Earnings:
Net premiums earned                                   $ 105,971        $ 92,150       $ 87,883        $ 85,170        $ 81,289
Underwriting expenses                                   106,093          92,618         97,710          88,847          79,537
Underwriting income (loss)                                (122)           (468)        (9,827)         (3,677)           1,752
Net investment income                                     6,651           6,396          6,807           7,863           7,337
Realized gains                                            4,400           3,473          2,201           2,176              65
Income (loss) before income taxes                         9,012           7,435        (5,046)           4,498           6,393
Provision (benefit) for income taxes                      2,743           1,937        (2,360)             829           1,352
Net income (loss)                                       $ 6,269         $ 5,498      $ (2,686)         $ 3,669         $ 5,041
                                                ===============================================================================

Per share (1):
     Basic                                              $  1.62         $  1.48       $  (.74)          $ 1.01          $ 1.39
                                                ===============================================================================
     Diluted                                            $  1.59         $  1.46       $  (.74)          $  .99          $ 1.37
                                                ===============================================================================

Cash dividends                                          $  0.40         $  0.44        $  0.44          $ 0.40          $ 0.36
                                                ===============================================================================

Year End Financial Position:
Total investments                                      $128,640       $ 120,673       $120,265        $131,014         134,047
Total assets                                            216,291         190,519        181,418         183,833         186,863
Bank indebtedness                                        14,500          14,500         12,500          12,500          12,500
Total stockholders' equity                               61,902          57,179         49,932          55,075          46,157
Average stockholders' equity                             59,541          53,558         52,504          50,616          47,252
Return on stockholders' equity                           10.53%          10.27%        (5.12%)           7.25%          10.67%

Operating Ratios:
Loss & loss adjustment expenses                          38.53%          37.61%         53.08%          41.41%          35.35%
Policy acquisition costs                                 48.21%          49.22%         43.66%          44.70%          45.03%
General operating expenses                               13.37%          13.68%         14.45%          16.80%          19.21%
Other operating expenses                                      -               -              -           2.35%               -
Combined ratios                                         100.11%         100.53%        111.18%         105.25%          99.60%


(1)      Amounts reflect a 10% stock dividend effective March 31, 1998.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Year ended December 31, 1998 compared to year ended December 31, 1997

    Gross premiums written increased 23% from $108,091,000 in 1997 to $132,819,000 in 1998. Premium growth for the surety division was 24%, with the commercial surety product showing the largest growth, up 66% from $16,694,000 in 1997 to $27,662,000 in 1998. Management believes that this growth is attributable to continued emphasis on this product and a strengthening of our servicing and underwriting capabilities for commercial surety during 1998. In addition, the Company's bail product grew 11% from $11,109,000 in 1997 to $12,315,000 in 1998 due primarily to increased penetration of this product in Missouri, Oklahoma and Texas. Contract surety premiums grew 14% from $54,808,000 in 1997 to $62,293,000 in 1998. Of this amount, 8% was the product of acquisitions completed during late 1997 and 6% was internally generated. Property and Casualty Division premiums grew 20% primarily due to the implementation of the Division's California non-standard automobile program and specialty motorcycle program in New York State.

    Net premiums earned increased 15% from $92,150,000 in 1997 to $105,971,000 in 1998. The increase in net premiums earned reflects the increased premium writings partially offset by increased premiums ceded as a result of changes in the Company's reinsurance program during 1998.

    Net losses and loss adjustment expenses increased 18% from $34,657,000 in 1997 to $40,831,000 in 1998. This resulted in a slight increase in the loss and loss adjustment expense ratio from 37.6% in 1997 to 38.5% in 1998. The increased loss ratio is primarily attributable to an increase in the loss and loss adjustment expense ratio for the property and casualty division whose loss and loss adjustment expense ratio was 80.6% for the year ended December 31, 1998, compared to 67.8% for the year ended December 31, 1997. Substantially all of this increase is attributable to adverse development of prior year commercial auto and general liability reserves as a result of ongoing reserve analysis performed by the Company. During 1998, the Company completed several organizational changes within the P&C claims and legal departments, partially in response to the noted adverse development of prior year reserved amounts and also to both strengthen the Company's in-house capabilities and streamline the expense structure of settling P&C claims. Management believes that these changes will strengthen the Company's reserving and claims settlement practices. The surety loss and loss adjustment expense ratios remained constant at 28% for 1997 and 1998. The 1998 ratio includes the impact of the excess of loss and the aggregate stop loss reinsurance treaties. During 1998 $4,168,000 was ceded in premiums on these treaties with $4,100,000 ceded in losses. In 1997 $2,987,000 was ceded in premiums with no losses ceded to the reinsurers.

    Competitive market conditions and the Company's ability to write surety bonds for larger contractors has resulted, on many bonds, in the substitution of indemnity agreements for liquid and non-liquid collateral. The Company, through its ongoing reserve analysis, has estimated the benefit to be derived from such agreements and reduced estimates of ultimate losses incurred accordingly. In the fourth quarter of 1998, the Company increased its estimate of such "salvage and subrogation" recoveries by approximately $5.4 million which is partially attributable to salvage and subrogation on losses incurred during the fourth quarter. The increase relates primarily to the 1998 and 1997 years and reflects the Company's belief that the underlying data is maturing. Further, subsequent collection efforts have proven prior estimates to be conservative. Since the Company had also pierced it's aggregate excess contract in the fourth quarter, the net benefit attributable to the increased "salvage and subrogation" estimate was approximately $1,025,000.

    Policy acquisition costs as a percentage of net premiums earned decreased from a ratio of 49% or $45,355,000 in 1997 to 48% or $51,090,000 in 1998. The
decrease is primarily attributable to an increase in commissions earned by the Company on its quota share reinsurance treaties.

    General operating costs decreased as a percentage of net premiums earned from 14% or $12,606,000 in 1997 to 13% or $14,172,000 in 1998. The decrease in the ratio is due to increased efficiency in servicing an increased premium base. The 1998 amounts include a non-recurring $319,000 charge in connection with the disposition and write-off of the Company's New York probate operation.

     The Company's underwriting loss decreased from $468,000 for the year ended December 31, 1997 to $122,000 for the year ended December 31, 1998. The combined ratio decreased from 100.5% in 1997 to 100.1% in 1998. The decrease in the underwriting loss is primarily attributable to improved performance in the Company's surety product lines offset by increased losses in the Property & Casualty Division as previously discussed.

    Interest expense remained relatively flat at $1,966,000 in 1997 compared with $1,917,000 in 1998. At December 31, 1997 and 1998, the collateral balances accrued interest daily at an average rate of 3.7% per annum for both years. Additionally, the average interest rate on the bank indebtedness increased from an average rate of 7.3% during 1997 to an average rate of 7.4% during 1998 due to fluctuations during 1998 in the London Interbank Offered (LIBOR) which is used as the benchmark for the Company's rate on bank indebtedness. The interest rate on the Company's bank indebtedness at December 31, 1998 was 7.1%.

    Net investment income and realized investment gains increased 12% from $9,869,000 in 1997 to $11,051,000 in 1998. This increase is primarily due to an increase in realized investment gains from $3,473,000 during 1997 to $4,400,000 during 1998. In addition, net investment income before realized investment gains increased 4% from $6,396,000 to $6,651,000 due to higher average invested balances during 1998.

    Income before income taxes increased from $7,435,000 in 1997 to $9,012,000 in 1998 due to the factors outlined above.

    The effective tax rate was 26% for 1997 and 30% for 1998. The primary reason for the variance from the corporate income tax rate of 34% is tax-advantaged income received on a portion of the Company's investment portfolio offset by certain non-deductible expenses. Additionally, due to various factors arising during 1997, the Company eliminated its valuation allowance on its deferred tax assets, which further lowered the 1997 effective tax rate.

    Net income was $5,498,000 in 1997 and $6,269,000 in 1998 due to the factors outlined above.

    Year ended December 31, 1997 compared to year ended December 31, 1996

    Gross premiums written increased 11% from $97,242,000 in 1996 to $108,091,000 in 1997. Substantially, all of this premium growth was due to written premium increases in the surety product lines. Management believes that the increase in premiums written is attributable to the impact of regionalization of contract surety underwriting function, thereby allowing the Company to respond on a more timely basis to bond requests coupled with continued strong growth in commercial surety and the purchase of two surety agencies during 1997. The latter contributed approximately $1,800,000 of the increase in written premiums during 1997.

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

    Policy acquisition costs as a percentage of net premiums earned increased from a ratio of 43.7% of $38,367,000 in 1996 to 49.2% or $45,355,000 in 1997.
The increase is primarily attributable to a decline in contingent commissions earned by the Company due to changes in its reinsurance treaties coupled with higher commission rates paid on surety products due to intensified competitive pressures during 1997.

    General operating costs decreased as a percentage of net premiums earned from 14.5% or $12,698,000 in 1996 to 13.7% or $12,606,000 in 1997. The decrease in the actual amount of general operating costs is primarily attributable to decreased home office occupancy costs due to the consolidation of the El Segundo and Woodland Hills home offices locations in Calabasas, California during May and June of 1997.

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

    Interest expense decreased 11% from $2,217,000 in 1996 to $1,966,000 in 1997 primarily due to a decrease in funds held as collateral during 1997. At December 31, 1996 and 1997, the collateral balances accrued interest daily at an average rate of 3.8% and 3.7% per annum, respectively. Additionally, the average interest rate on the bank indebtedness decreased from an average rate of 7.8% during 1996 to an average rate of 7.3% during 1997 due to fluctuations during 1997 in the London Interbank Offered Rate (LIBOR) which is used as the benchmark for the Company's rate on bank indebtedness. This decrease was partially offset by an increase in the outstanding debt of $2,000,000 in June 1997. The interest rate on the company's bank indebtedness at December 31, 1997 was 7.52%

    Net investment income and realized investment gains increased 10% from $9,008,000 in 1996 to $9,869,000 in 1997. This increase is primarily due to an increase in realized investment gains from $2,201,000 during 1996 to $3,473,000 in 1997. This increase was partially offset by a slight decrease in average annual yield on investments from 5.2% in 1996 to 5.1% in 1997.

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

    The effective rate of the tax benefit was 46.8% for the year ended December 31, 1996. The effective tax rate for 1997 is 26.1%. The primary reason for the variance from the corporate income tax rate of 34% is tax- advantaged income received on a portion of the Company's investment portfolio. Additionally, due to various factors arising during 1997, the Company eliminated its valuation allowance on its deferred tax assets.

    Net income (loss) changed from a loss of $2,686,000 in 1996 to income of $5,498,000 in 1997 due to the factors outlined above.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1998, the Company had total cash and cash equivalents and investments of $131,071,000. Included in these amounts is an aggregate of
$30,542,000 in funds held which are shown as a liability on the Company's consolidated balance sheet. As of December 31, 1998, the Company's investment balances were comprised of $107,227,000 in fixed maturities held at market, $10,572,000 in common equity securities, $4,265,000 in preferred equity securities, $4,375,000 in other invested assets and $2,201,000 in short-term investments.

    The Company's off balance sheet collateral which primarily consists of irrevocable letters of credit and certificates of deposit increased from $211,981,000 at December 31, 1997 to $218,360,000 at December 31, 1998. This
increase is primarily attributable to market conditions.

    In addition, funds held increased from $23,116,000 at December 31, 1997 to $30,542,000 at December 31, 1998. The Company reflects in its consolidated financial statements only funds received as collateral on which net earnings inure to the benefit of the Company. The increase in this amount is primarily attributed to deposits attributable to the "Safety Association" which the Company acquired during 1998. The amount of cash collateral can also be impacted by the timing and payment of claims activity related to draws on irrevocable letters of credit and certificates of deposit.

    Because the Company depends primarily on dividends from its insurance subsidiaries for its net cash flow requirements, absent other sources of cash flow, the Company cannot pay dividends materially in excess of the amount of dividends that could be paid by the insurance subsidiaries to the Company. See
Note 8 of Notes to Consolidated Financial Statements.

    On August 6, 1994, the Company entered into a revolving credit agreement with Union Bank for $12,500,000 which refinanced a previous loan. The debt agreement was amended on April 24, 1996, July 10, 1996 and waived and amended as of September 30, 1997 and 1998 to increase the amount available under the revolving line of credit from $12,500,000 to $15,000,000 and to change certain covenants and payment requirements. The bank loan has a variable rate of interest based upon fluctuations in the London Interbank Offered Rate (LIBOR) and has amortizing principal payments. The interest rate at December 31, 1998 was 7.1 %. The credit agreement contains certain financial covenants with respect to capital expenditures, business acquisitions, liquidity ratio, leverage ratio, tangible net worth, net profit and dividend payments. See Note 10 of Notes to Consolidated Financial Statements.

    The Company is a party to a lease with ACD2 regarding its corporate headquarters. The lease term is for a period of 15 years and contains provisions for scheduled lease charges. The Company's minimum commitment with respect to this lease in 1999 is approximately $932,000. The Company has the option to purchase this home office building and land commencing on April 27, 2000 and extending for a six month period at a predetermined rate for the building, with the value of land based on then existing market rates. See Note 12 of Notes to Consolidated Financial Statements.

    Other than the Company's obligations with respect to funds held, the Company's obligations to pay claims as they arise, the Company's commitments to pay principal and interest on the bank debt and lease expenses as noted above, the Company has no significant cash commitments.

    The Company believes that its cash flows from operations and other present sources of capital are sufficient to sustain its needs for the remainder of 1999.

    The Company generated $1,396,000, used $1,539,000 and used $697,000 in cash from operating activities in the fiscal years ended December 31, 1996, 1997 and 1998, respectively. The Company generated $8,691,000, generated $3,835,000 and used $7,526,000 in cash for investing activities for the fiscal years ended December 31, 1996, 1997 and 1998, respectively. The Company used $8,885,000, used $4,924,000 and generated $6,847,000 in cash from financing activities for the fiscal years ended December 31, 1996, 1997 and 1998, respectively. The cash used for investing activities in 1998 was funded principally by financing activities.

    The effect of inflation on the revenues and net income of the Company during all three periods discussed above was not significant.

MARKET RISK

    The main objective in managing the investment portfolios of the Company is to maximize total investment returns while minimizing credit risks, in order to provide maximum support to the insurance underwriting operations. Investment strategies are developed based on many factors including expected underwriting results, tax position, regulatory requirements, fluctuations in interest rates and consideration of other market risks. Investment decisions are primarily managed by the Company's investment advisors based on guidelines established by management and approved by the board of directors.

    Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. The market risks related to financial instruments of the Company primarily relate to the investment portfolio, which exposes the Company to risks related to interest rates and, to a lesser extent, credit quality, prepayment and equity prices.

    Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. Since most of the Company's property and casualty business is short-tailed in nature, the Company has established duration guidelines to be commensurate with our liabilities. Our guidelines have established duration of the portfolio to be between 2-5 years.

    The following table provides information about all our fixed maturity investments which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates at December 31, 1998. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.



                                                          December 31,                                     December 31, 1998
                                                                                                                       Estimated
                                                                                         There-After    Amortized       Market
                                  1999        2000        2001        2002        2003                     Cost          Value
                            ----------- ------------ ----------- ----------- ----------- ------------- -------------- -------------
                                                                   (Dollars in thousands)

 Tax-exempt                     $1,500      $2,750      $4,995      $1,000      $2,400       $22,625        $36,376       $37,329
Average interest rate            3.74%       3.59%       3.77%       4.22%       3.97%         4.79%             --            --
Taxable - other than
   mortgage-backed
   securities                   $3,340      $2,167     $ 4,700      $4,584      $4,432       $28,517        $45,821       $46,828
Average interest rate            4.49%       5.86%       5.23%       5.18%       5.52%         6.25%             --            --
Mortgage-backed securities
                                $1,595      $3,371       $ 963       $ 708      $2,900       $13,294        $23,158       $23,070
Average interest rate            5.13%       5.85%       5.32%       5.84%       5.03%         6.86%             --            --
                            =========== ============ =========== =========== =========== ============= ============== =============
Total                           $6,435      $8,288     $10,658      $6,292      $9,732       $64,436       $105,355      $107,227
                            =========== ============ =========== =========== =========== ============= ============== =============

    Prepayment risk refers to the changes in prepayment patterns related to decreases and increases in interest rates than can either shorten or lengthen the expected timing of the principal repayments and thus the average life and the effective yield of a security.
Such risk exists primarily within the portfolio of mortgage-backed securities.

    Equity market risk is defined as the chance that market influences will affect the expected returns of all equities. Returns are influenced not only by the fundamental attributes of investment securities, but by the price movements of the general marketplace. Much of this depends on the sensitivity to the overall market of the individual issue. The Company attempts to reduce this risk through diversification and a focus on high quality, blue chip investments.



OTHER MATTERS

Year 2000 Issues:

    The Company and its third party vendors are highly reliant on the use of computers and embedded technology for the conduct of its business. Accordingly the Company has, for several years, been in the process of analyzing, and to the extent necessary either replacing non-year 2000 (Y2K) compliant systems or fixing non-compliant Y2K systems in order to make them Y2K compliant.

    The following is a summary of the Company's efforts to date with respect to Y2K issues:

    The Company's State of Readiness:

    The Company has summarized its exposure to Y2k issues by four general categories which are:

1.       Corporate Systems

2.       Surety Specific Systems

3.       Property and Casualty Systems

4.       Third Party (Vendor) Systems

    The Company's state of readiness with respect to each of these categories is as follows:

Corporate Systems:

    The Company has five significant corporate wide applications which include Oracle financials, the system providing electronic interface between Oracle financials and the Company's bank, fixed asset accounting, payroll, reinsurance and corporate e-mail. The Company has completed its assessment of these systems and believes that all of these systems other than the reinsurance system are Y2K compliant. This conclusion is based on either certifications received from the third party vendor(s) supplying the system or testing performed by the Company for internally developed or modified systems. As stated the only currently deployed corporate system which the Company believes to be non-Y2K compliant is the reinsurance system. The Company is currently analyzing whether to replace the system with a different Y2K compliant product or modify the current system to make it Y2K compliant. Currently the Company estimates that the current version would require one person month to make this system compliant.

Surety Specific Systems:

    The Company has fourteen surety specific systems which vary in their significance from critical (such as the surety production system commonly known as ABS) to non-critical applications which only affect a small portion of the surety business (such as several retail bail production systems). The Company has completed its assessment of its fourteen surety specific systems and believes that all of the mission critical surety specific systems are Y2K compliant other than the Company's probate production system, cash collateral system and one bail system. This conclusion is based on either certifications received from the third party vendor(s) supplying the system or testing performed by the Company for internally developed or modified systems. The Company is currently in the process of modifying its ABS system in order for it to be used for probate production and is proceeding with completing system changes for the cash collateral and bail systems. The Company expects that these modifications will be completed during the second quarter of 1999, and will be implemented immediately thereafter.

Property and Casualty Systems:

    The Company has 4 mission critical systems for its property and casualty operations. These include a personal lines system supplied by an outside vendor, a commercial lines system also supplied by an outside vendor, a system for electronic transmission for the Company's program business and data replicating software supplied by an outside vendor. The Company has completed its assessment of these four systems and believes that the personal lines system, the internally developed system for electronic transmission of program business and the data replicating system are Y2K compliant while the commercial lines system is not Y2K compliant. This conclusion is based on either certifications received from the third party vendor(s) supplying the system or testing performed by the Company for internally developed or modified systems. The Company is currently in the process of developing a new commercial lines system to replace the non-Y2K compliant system supplied by an outside vendor. The Company currently estimates that this system will be completed and installed during the third quarter of 1999.

Third Party (Vendor) Systems:

    In addition to the above systems where the Company is primarily responsible for assessing, analyzing and implementing Y2K compliant systems, the Company may also be affected by any of the agents, brokers, suppliers, financial institutions or others with whom the Company does business who may be materially affected by Y2K problems and thus indirectly affect the Company. Where appropriate, the Company has inquired as to the state of readiness with respect to these third parties, but the Company has not performed any independent Y2K testing of these systems as the Company does not believe that such independent testing would be cost justified.

Costs to Address the Year 2000 Issues:

    The majority of the costs associated with system development of year 2000 compliant systems have been associated with the development of the ABS surety production system and the property and casualty personal and commercial lines systems. In all three of these cases, the underlying previously utilized systems had significant business related flaws, such that they needed to be replaced without regard to year 2000 compliance issues. The Company does not believe that the incremental costs of making the replacement systems Y2K compliant were or will be significant. Further, for those systems which have been modified solely to assure Y2K compliance, the Company does not believe that these costs are material.

Risks of the Company's Year 2000 Issues:

    The Company has analyzed the risks associated with the year 2000 issues and concluded that the biggest risk which the Company can have a reasonable influence toward preventing is the lack of Y2K compliance by the commercial lines property and casualty production system. The commercial lines represent approximately $20,000,000 of written premiums for the Company and the lack of a Y2K compliant system for this business could have a significant adverse impact on the Company's results.

    The Company has also reviewed the underwriting risks associated with its insureds for both the property and casualty and surety products and believes that the major risk with respect to Y2K non-compliance relates to the surety product. Should Y2K problems affect the ability of the Company's principals to complete projects and pay subcontractors on a timely basis it could have a material adverse affect on the Company's surety loss ratio. Further, should Y2K problems affect the ability of obligees to pay for work performed on bonded projects, liquidity issues for principals could also impact the Company's surety loss ratio. The Company is unable to estimate the affect such risks will have on the Company's financial results.

Contingency Plans:

    Due to the potential for sweeping problems associated with the Y2K issue, the Company believes that any contingency plan for addressing Y2K must be flexible and part of a broad based disaster recovery plan. The Company's experience with disaster recovery (the Northridge earthquake) has led it to believe that a rigid disaster recovery plan will be less effective than a flexible plan which analyzes the specific problems associated with each unique disaster and proposes solutions based on the problems encountered. Other than for the specific internal systems which are not currently Y2K compliant and for which the Company is developing contingency plans (substantially based on temporary manual intervention), the Company believes that a broad based disaster recovery plan will be more effective in addressing the multitude of potential Y2K problems. The Company has developed a disaster recovery plan and will use this plan in responding to scenarios created by the Y2K problem.

Other Issues:

    Certain statements contained in this Form 10-K regard matters which are not historical facts and are forward looking statements. Because such forward looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to: A decline in demand for surety bonds or specialty property and casualty insurance, the ineffectiveness of programs initiated and changes made by management, a deterioration in results of any of the Company's product lines, or a general economic decline. The Company undertakes no obligation to release publicly the results of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.



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



ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                    FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    For information regarding Directors and Executive Officers of the Registrant, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 21, 1999, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998, and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    For information regarding executive compensation, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 21, 1999, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998, and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    For information regarding security ownership of certain beneficial owners and management, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 21, 1999, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998, and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    For information regarding certain relationships and related transactions, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 21, 1999, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998, and which is incorporated herein by reference.

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

10.8 Waiver and Amendment No. 2 dated as of February 9, 1999 to the Restated Revolving Credit Agreement dated July 10, 1996.

10.9 Casualty Excess of Loss Reinsurance Contract effective July 1, 1996 issued to Condor Insurance Company, Amwest Surety Insurance Company and Far West Insurance Company by a group of reinsurers led by Gerling Global Reinsurance Corporation. (Incorporated by reference to Exhibit 10.53 to the Company's 1996 Form 10-K.)

10.10 Contingent Excess of Loss Reinsurance Contract effective July 1, 1998 issued to Condor Insurance Company, Amwest Surety Insurance Company and Far West Insurance Company by a group of reinsurers led by Kemper Reinsurance Company.

10.11 Excess of Loss Reinsurance Contract effective October 1, 1997 issued to Amwest Surety Insurance Company by a group of reinsurers lead by Kemper Reinsurance Company. (Incorporated by reference to Exhibit 10.10 to the Company's 1997 Form 10-K.)

10.12 Aggregate Stop Loss Reinsurance Contract effective January 1, 1998 issued to Amwest Surety Insurance Company, Far West Insurance Company and Condor Insurance Company by Underwriters Reinsurance Company (Barbados) Inc.

10.13 50% Private Passenger Automobile Quota Share Reinsurance Contract effective July 1, 1997 issued to Condor Insurance Company, Amwest Surety Insurance Company and Far West Insurance Company by Gerling Global Reinsurance Corporation and USF RE Insurance Company. (Incorporated by reference to Exhibit 10.12 to the Company's 1997 Form 10-K.)

10.14 75% California Homeowners Multiple Line Quota Share Reinsurance Contract effective July 1, 1997 issued to Condor Insurance Company, Amwest Surety Insurance Company and Far West Insurance Company by Constitution Reinsurance Corporation and Vesta Fire Insurance Company. (Incorporated by reference to Exhibit 10.13 to the Company's 1997 Form 10-K.)

10.15 75% Florida Multiple Line Quota Share Reinsurance Contract effective July 1,1998 issued to Condor Insurance Company, Amwest Surety Insurance Company and Far West Insurance Company by a group of reinsurers led by Vesta Fire Insurance Corporation.

10.16 Quota Share Reinsurance Agreement effective July 1, 1998 issued to Amwest Surety Insurance Company by Underwriters
                Reinsurance Company.

10.17 Stock Option Plan of the Company, as amended. (Incorporated by reference to Exhibit 4.1 to the Company's Form S-8
                Registration Statement No. 33-82178.)

10.18 Form of Indemnity Agreement between the Company and Individual Directors and Certain Officers Designated by the Company's Board of Directors. (Incorporated by reference to Exhibit 3(10) to the Company's Form 8-B Registration Statement No. 1-9580.)

10.19 Form of Senior Executive Severance Agreement entered into by the Company and certain officers. (Incorporated by reference to 10.20 to the Company's 1989 Form 10-K.)

10.20 Rights Agreement dated as of May 10, 1989 executed by the Company and Bankers Trust Company of California, N.A., as rights agent. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form 8-A dated May 11, 1989.)

10.21           Non-Employee Director Stock Option Plan of the Company.
                (Incorporated by reference to Exhibit 4.2 to the Company's Form S-8 Registration Statement No. 33-82178.)

10.22 Amwest Insurance Group, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement No. 333-61819.)

10.23 Amwest Insurance Group, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to the Company's Form S-8 Registration Statement No. 333-17109.)

11.1            Statement regarding computation of per share earnings.  (See
                Note 1 of Notes to Consolidated Financial Statements.)

21.1            List of Subsidiaries of Registrant.  (Incorporated  by reference
                to  Exhibit  3(22)  to  the  Company's  Form  8-B   Registration
                Statement No. 1-9580.)

23.1 Consent of KPMG LLP for incorporation by reference of their opinion to the Registration Statements Nos. 33-11020, 33-24243, 33-38128 and 33-82178 on Form S-8 and in Registration Statements Nos. 33-28645 and 33-37984 on Form S-3 of Amwest Insurance
                Group, Inc. (See page 71 of the Consolidated Financial Statements.)

(d) Schedules

                Independent Auditors' Report.

                Index to financial statement schedules.

    Schedule                               Caption

        I Summary of Investments-Other Than Investments in Related Parties at December 31, 1998.

       II       Condensed Financial Information of the Registrant.

      III       Supplementary Insurance Information



                Items omitted are not applicable or not required for Form 10-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    AMWEST INSURANCE GROUP, INC.



    Date: March 26, 1999                           By: /s/  JOHN E. SAVAGE
                                                   -----------------------------

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


Signature                            Title                             Date

                            Chairman of the Board and
                           Co- Chief Executive Officer
/s/  RICHARD H. SAVAGE     (Principal Executive Officer)           March 26,1999
------------------------
     Richard H. Savage

                       President, Chief Operating Officer,
                            Co- Chief Executive Officer
/s/  JOHN E. SAVAGE                 and Director                   March 26,1999
------------------------
     John E. Savage


/s/  GUY A. MAIN        Executive Vice President and Direct        March 26,1999
------------------------
       Guy A. Main

                     Senior Vice President, Chief Financial
                         Officer, Treasurer and Director
                       (Principal Financial and Principal
/s/  STEVEN R. KAY             Accounting Officer)                 March 26,1999
-----------------------
     Steven R. Kay


/s/  NEIL F. PONT        Senior Vice President and Director        March 26,1999
------------------------
     Neil F. Pont

/s/  ARTHUR F. MELTON                   Director                   March 26,1999
------------------------
     Arthur F. Melton


/s/  THOMAS R. BENNETT                  Director                   March 26,1999
------------------------
     Thomas R. Bennett


/s/  BRUCE A. BUNNER                    Director                   March 26,1999
------------------------
     Bruce A. Bunner


/s/  ROBERT W. KLEINSCHMIDT             Director                   March 26,1999
-----------------------------
     Robert W. Kleinschmidt


/s/  JONATHAN K. LAYNE                  Director                   March 26,1999
------------------------
     Jonathan K. Layne


/s/  ROLAND D. MILLER                   Director                   March 26,1999
------------------------
     Roland D. Miller


/s/  CHARLES L. SCHULTZ                 Director                   March 26,1999
------------------------
     Charles L. Schultz

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                       Page

Independent Auditors' Report                                            39

Consolidated Financial Statements:

     Consolidated Statements of Operations and
         Comprehensive Income for the Years Ended
         December 31, 1998, 1997 and 1996                               40

     Consolidated Balance Sheets as of December 31, 1998 and 1997       41

     Consolidated Statements of Cash Flows for the Years
         Ended December 31, 1998, 1997 and 1996                         43

     Consolidated Statements of Changes in Stockholders'
         Equity for the Years Ended December 31, 1998, 1997 and 1996    44

     Notes to Consolidated Financial Statements                         45

                          INDEPENDENT AUDITORS' REPORT







To the Board of Directors and Stockholders
Amwest Insurance Group, Inc.:

     We have audited the accompanying consolidated balance sheets of Amwest Insurance Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive income, cash flows and changes in stockholders' equity for each of the years in the three year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amwest Insurance Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.



Los Angeles, California
February 3, 1999


                                                              KPMG LLP


                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

             (Dollars in thousands, except share and per share data)

                                                                                    Years ended December 31,
OPERATIONS                                                                  1998              1997             1996
                                                                    ----------------- ---------------- -----------------
Underwriting Revenues:
     Net premiums written                                                  $ 107,961         $100,034           $89,325
     Net change in unearned premiums                                         (1,990)          (7,884)           (1,442)
                                                                    ----------------- ---------------- -----------------

         Net premiums earned                                                 105,971           92,150            87,883
                                                                    ----------------- ---------------- -----------------

Underwriting Expenses:
     Net losses and loss adjustment expenses                                  40,831           34,657            46,647
     Policy acquisition costs                                                 51,090           45,355            38,365
     General operating costs and expenses                                     14,172           12,606            12,698
                                                                    ----------------- ---------------- -----------------

         Total underwriting expenses                                         106,093           92,618            97,710
                                                                    ----------------- ---------------- -----------------

              Underwriting loss                                                (122)            (468)           (9,827)

Interest expense                                                             (1,917)          (1,966)           (2,217)
Merger expense                                                                     -                -             (710)
Lease termination cost                                                             -                -           (1,300)
Net investment income                                                          6,651            6,396             6,807
Net realized gains                                                             4,400            3,473             2,201
                                                                    ----------------- ---------------- -----------------

     Income (loss) before income taxes                                         9,012            7,435           (5,046)
                                                                    ----------------- ---------------- -----------------

Provision (benefit) for income taxes:
     Current                                                                   2,985              761           (1,947)
     Deferred                                                                  (242)            1,176             (413)
                                                                    ----------------- ---------------- -----------------

         Total provision (benefit) for income taxes                            2,743            1,937           (2,360)
                                                                    ----------------- ---------------- -----------------

              Net income (loss)                                              $ 6,269          $ 5,498         $ (2,686)
                                                                    ================= ================ =================

Earnings (loss) per common share:
         Basic                                                               $  1.62          $  1.48          $  (.74)
                                                                    ================= ================ =================
         Diluted                                                             $  1.59          $  1.46          $  (.74)
                                                                    ================= ================ =================


COMPREHENSIVE INCOME (LOSS)
Net income (loss)                                                            $ 6,269          $ 5,498         $ (2,686)
Other comprehensive income, net of tax:
    Unrealized gains (losses) on securities, net of income taxes
       of $498, $(959) and $320, respectively                                  1,258            3,608               490
    Reclassification adjustment for gains included in net income             (2,225)          (1,748)           (1,108)
                                                                    ----------------- ---------------- -----------------

               Comprehensive income (loss)                                   $ 5,302          $ 7,358         $ (3,304)
                                                                    ================= ================ =================


          See accompanying notes to consolidated financial statements.


                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                                                               December 31,
                                                                                          1998             1997
                                                                                  ---------------- -----------------
                                ASSETS
Investments:
     Fixed  maturities,  available-for-sale  (amortized  cost  of  $105,355  and
         $96,516 at December 31, 1998 and 1997, respectively)                           $ 107,227          $ 98,746

     Common equity securities, available-for-sale (cost of $7,692 and
         $6,856 at December 31, 1998 and 1997, respectively)                               10,572            10,297

     Preferred equity securities, available-for-sale (cost of $4,258
         and $2,664 at December 31, 1998 and 1997, respectively)                            4,265             2,894

     Other invested assets (cost of $4,058 and $5,816 at December 31,
         1998 and 1997, respectively)                                                       4,375             6,455

     Short-term investments                                                                 2,201             2,281
                                                                                  ---------------- -----------------

         Total investments                                                                128,640           120,673

Cash and cash equivalents                                                                   2,431             3,807
Accrued investment income                                                                   1,470             1,366
Agents' balances and premiums  receivable (less allowance for doubtful  accounts of $1,015 and $467 at December 31, 1998 and 1997,
     respectively)                                                                         17,309            12,511
Reinsurance recoverable:
     Paid loss and loss adjustment expenses                                                 6,236             2,524
     Unpaid loss and loss adjustment expenses                                               9,837             6,185
Ceded unearned premiums                                                                     8,584             2,039
Deferred policy acquisition costs                                                          20,209            21,299
Furniture, equipment and improvements, net                                                  6,267             5,355
Income taxes recoverable                                                                      951             1,581
Other assets                                                                               14,357            13,179
                                                                                  ---------------- -----------------

     Total assets                                                                       $ 216,291          $190,519
                                                                                  ================ =================


                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Continued)

             (Dollars in thousands, except share and per share data)

                                                                                               December 31,
                                                                                          1998             1997
                                                                                  ---------------- -----------------
                              LIABILITIES

Unpaid losses and loss adjustment expenses                                               $ 42,244          $ 39,523

Unearned premiums                                                                          51,627            42,013

Funds held                                                                                 30,542            24,434

Deferred Federal income taxes                                                               3,185             3,925

Bank indebtedness                                                                          14,500            14,500

Amounts due to reinsurers                                                                   4,393               455

Other liabilities                                                                           7,898             8,490
                                                                                  ---------------- -----------------

     Total liabilities                                                                    154,389           133,340
                                                                                  ---------------- -----------------

                         STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 1,000,000 shares authorized: issued
     and outstanding; none                                                                      -                 -

Common stock, $.01 par value, 10,000,000 shares authorized: issued and outstanding; 3,919,618 at December 31, 1998 and 3,798,141 at
     December 31, 1997                                                                         39                38

Additional paid-in capital                                                                 19,183            18,209

Net unrealized gains on investments carried at market, net of income
     taxes                                                                                  3,349             4,316

Retained earnings                                                                          39,331            34,616
                                                                                  ---------------- -----------------

     Total stockholders' equity                                                            61,902            57,179
                                                                                  ---------------- -----------------

         Total liabilities and stockholders' equity                                     $ 216,291          $190,519
                                                                                  ================ =================

          See accompanying notes to consolidated financial statements.




                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                             (Dollars in thousands)

                                                                                Years ended December 31,
                                                                        1998              1997             1996
                                                                ----------------- ---------------- -----------------
Cash flows from operating activities:
     Net income (loss)                                                   $ 6,269           $5,498         $ (2,686)
     Adjustments to reconcile net income to cash provided by
     operating activities:
         Change in agents' balances, premiums receivable and
              unearned premiums                                            4,816            6,445           (1,176)
         Change in accrued investment income                               (104)               33               174
         Change in unpaid losses and loss adjustment expenses
                                                                           2,721          (2,486)            10,094
         Change in reinsurance recoverables and ceded
              unearned premiums                                         (13,909)              293               434
         Change in amounts due to/from reinsurers                          3,938              110           (1,843)
         Change in other assets and other liabilities                    (3,088)          (6,547)             2,737
         Change in income taxes, net                                         388            2,346           (3,132)
         Change in deferred policy acquisition costs                       1,090          (5,198)           (2,216)
         Net realized gain on sale of investments                        (4,400)          (3,478)           (2,295)
         Net realized loss on sale of fixed assets                             6               48                44
         Provision for depreciation and amortization                       1,576            1,398             1,261
                                                                ----------------- ---------------- -----------------
           Net cash provided (used) by operating activities                (697)          (1,538)             1,396
                                                                ----------------- ---------------- -----------------

Cash flows from investing activities:
     Cash received from investments sold                                  74,642           52,441            59,093
     Cash received from investments matured or called                     18,475            8,545             7,468
     Cash paid for investments acquired                                 (98,331)         (55,214)          (55,197)
     Amortization/accretion of bonds                                         181              116                68
     Capital expenditures, net                                           (2,493)          (2,053)           (2,741)
                                                                ----------------- ---------------- -----------------
         Net cash provided (used) by investing activities                (7,526)            3,835             8,691
                                                                ----------------- ---------------- -----------------

Cash flows from financing activities:
     Proceeds from issuance of long term debt                                  -            2,000                 -
     Proceeds from issuance of common stock                                  975            1,382               299
     Change in funds held                                                  7,426          (6,812)           (7,722)
     Dividends paid                                                      (1,554)          (1,494)           (1,462)
                                                                ----------------- ---------------- -----------------
         Net cash provided (used) by financing activities                  6,847          (4,924)           (8,885)
                                                                ----------------- ---------------- -----------------

Net increase (decrease) in cash and cash equivalents                     (1,376)          (2,627)             1,202
Cash and cash equivalents at beginning of year                             3,807            6,434             5,232
                                                                ----------------- ---------------- -----------------
Cash and cash equivalents at end of year                                 $ 2,431          $ 3,807           $ 6,434
                                                                ================= ================ =================


Supplemental disclosure of cash flow information:
         Cash paid during the year for interest                          $ 1,917          $ 1,966           $ 2,217
         Cash paid during the year for income taxes                        4,023              460               848


          See accompanying notes to consolidated financial statements.




                                          AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                            (Dollars in thousands, except share data)

                                          Years ended December 31, 1998, 1997, and 1996



                                                                                     Net unrealized
                                                  Common stock                        appreciation
                                              -----------------------                (depreciation)
                                                              $.01      Additional    of investments                      Total
                                              Shares issued    par       paid-in       carried at       Retained     stockholders'
                                                              value      capital         market         earnings         equity
                                              -------------- -------- -------------- ---------------- -------------- --------------

Balance at December 31, 1995                      3,669,168     $ 37       $ 17,204          $ 3,074       $ 34,760       $ 55,075
    Retirement of shares pursuant to the
        completion of the merger                   (53,548)        -          (676)                -              -          (676)
    Issuance of common stock pursuant to
        the exercise of options                      42,982        -            299                -              -            299
    Change in net unrealized appreciation
        of investments carried at market                  -        -              -            (618)              -          (618)
    Cash dividends                                        -        -              -                -        (1,462)        (1,462)
    Net loss                                              -        -              -                -        (2,686)        (2,686)
                                              -------------- -------- -------------- ---------------- -------------- --------------

Balance at December 31, 1996                      3,658,602       37         16,827            2,456         30,612         49,932
    Issuance of common stock pursuant to
        the exercise of options                      78,210        1            681                -              -            682
    Issuance of common stock pursuant to
        the employee stock purchase plan              9,320        -            132                -              -            132
    Issuance of common stock for agency
        purchases                                    52,009        -            569                -              -            569
    Change in net unrealized appreciation
        of investments carried at market                  -        -              -            1,860              -          1,860
    Cash dividends                                        -        -              -                -        (1,494)        (1,494)
    Net income                                            -        -              -                -          5,498          5,498
                                              -------------- -------- -------------- ---------------- -------------- --------------

Balance at December 31, 1997                      3,798,141       38         18,209            4,316         34,616         57,179
    Issuance of common stock pursuant to
        the exercise of options                      73,788        1            439                -              -            440
    Issuance of common stock pursuant to
        the employee stock purchase plan             16,315        -            215                -              -            215
    Issuance of common stock for agency
        purchases                                    31,374        -            320                -              -            320
    Change in net unrealized appreciation
        of investments carried at market                  -        -              -            (967)              -          (967)
    Cash dividends                                        -        -              -                -        (1,554)        (1,554)
    Net income                                            -        -              -                -          6,269          6,269
                                              -------------- -------- -------------- ---------------- -------------- --------------

Balance at December 31, 1998                      3,919,618     $ 39       $ 19,183          $ 3,349       $ 39,331       $ 61,902
                                              ============== ======== ============== ================ ============== ==============

          See accompanying notes to consolidated financial statements.


                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997, and 1996




(1)            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Amwest Insurance Group, Inc., (the "Company") through its wholly-owned insurance subsidiaries, is primarily engaged in underwriting surety bonds nationwide, commercial automobile insurance in the state of California and, to a lesser extent, other property and casualty coverages in various parts of the United States. The surety bonds are predominantly written through the Company's 30 branch and field offices located throughout the United States. In 1998 and 1997, respectively, the Company's direct premiums written in California was 36.9% and 38.1%.

On March 14, 1996, the Company completed a merger with Condor Services, Inc. ("Condor Services"), an insurance holding company. In the merger, each outstanding share of Condor Services' common stock (other than shares owned by Condor Services as treasury stock or by the Company) were converted into the right to receive 0.5 of share of the Company's common stock. In connection with the merger, the Company issued 992,000 shares of common stock. The merger has been accounted for under the pooling of interests method.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Amwest Insurance Group, Inc. and its wholly-owned subsidiaries, Amwest Surety Insurance Company ("Amwest Surety"), Condor Insurance Company ("Condor") and Far West Insurance Company ("Far West"). The consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") which differ in some respects from those followed in reports to insurance regulatory authorities. Intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Earnings Per Share

Basic EPS is calculated based on the weighted average number of common shares outstanding and diluted EPS includes the effects of dilutive potential common shares. The weighted average number of common shares outstanding for the year ended December 31, 1996 is based upon Amwest Insurance Group, Inc. and Condor Services, Inc.'s combined historical weighted average shares, after adjustment of Condor Services, Inc.'s historical number of shares as converted and excluding any Condor Services, Inc.'s shares held in treasury or owned by the Company. The effect on reported EPS data is as follows:

                                                    Years ended December 31,
                                       Income                 Shares               Per-Share
                                    (Numerator)         (Denominator) (1)         Amount (1)
                                  ($ in thousands)                                 (Dollars)
                                --------------------- ----------------------- --------------------

Basic EPS:
         1998                                $ 6,269               3,871,531               $ 1.62
         1997                                $ 5,498               3,723,251               $ 1.48
         1996                              $ (2,686)               3,647,414              $ (.74)

Effect of Dilutive Securities:
         1998                                                         69,340
         1997                                                         47,197
         1996                                                         36,990

Diluted EPS:
         1998                                $ 6,269               3,940,871               $ 1.59
         1997                                $ 5,498               3,770,448               $ 1.46
         1996                              $ (2,686)               3,684,404              $ (.74)

(1)      Amounts reflect a 10% stock dividend effective March 31, 1998.



Diluted earnings per common share for 1996 is the same as basic earnings per share because the result of the calculation is antidilutive due to the net operating loss reported for the year. Dilutive securities are the Company's stock options. See Note 18 for further discussion on stock options.

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

Policy acquisition costs incurred and amortized to income are as follows:

                                          Years ended December 31,
                                   1998             1997              1996
                                           (Dollars in thousands)
                                -----------------------------------------------

Balance at beginning of year         $ 21,299        $ 16,101         $ 13,885
Costs deferred during the year         50,000          50,553           40,581
Amortization charged to expense      (51,090)        (45,355)         (38,365)
                                -------------- --------------- ----------------

Balance at end of year               $ 20,209        $ 21,299         $ 16,101
                                ============== =============== ================

Federal Income Taxes

Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying the applicable tax rate to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Cash and Cash Equivalents

The cash and cash equivalents shown on the statements of cash flows include cash and short-term, highly liquid investments (those with original maturities when purchased of ninety days or less).

Funds Held

The Company accepts various forms of collateral for issuance of its surety bonds, including cash, trust deeds or mortgages on real property, irrevocable letters of credit, certificates of deposit, savings accounts and publicly traded securities. The Company's policy is to record in the accompanying consolidated financial statements only funds received as collateral on which earnings inure to the benefit of the Company. These funds are not restricted as to withdrawal or usage, are not segregated by the Company and are invested on an ongoing basis. At December 31, 1998, the related collateral balances accrue interest daily at an average rate of 3.7% per annum and are due and payable (together with accrued interest) to the collateral owner upon exoneration of the underlying liability.

The Company also holds deposits for contractors for whom the Company is controlling disbursements from obligees ("funds control") and deposits for commercial transportation insureds on which the earnings inure to the benefit of the Company.

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

Market values for fixed maturities are obtained from a national quotation service. Temporary unrealized investment gains and losses on fixed maturities, available-for-sale are credited or charged directly to stockholders' equity, net of applicable tax affect. When a decline in market value of fixed maturities is considered to be other than temporary, a loss is recognized in the consolidated statement of operations. Mortgage backed securities are valued at amortized cost using the pro-rata method of amortization including anticipated prepayments calculated at the date of purchase using the average life method. Adjustments are made as necessary to the value of the bonds for changes in the average life calculation. These changes are based upon current and past experience for the underlying collateral.

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

In evaluating reserves for surety losses and loss adjustment expenses, the Company considers a number of factors including an estimate of the costs to complete the project, outstanding obligations to subcontractors, supplies and the like and prevailing case law and regulations pertaining to the underlying exposures. The Company also considers the financial strength of the principal, estimated offsets to the claimed amount, such as collateral, contract funds and indemnity agreements, and defenses available to the principal and the Company. The Company may use outside attorneys and construction consultants throughout the reserving process. All reserves for reported claims are net of anticipated collateral and other non-reinsurance recoveries. Reserves for incurred but not reported claims are based on Company experience. An amount is included in the reserves for unallocated loss adjustment expenses consisting of the costs for the Company's claims, legal and subrogation departments to settle claims incurred prior to year end.

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

Premium Income Recognition

Premium income on surety bonds are recognized as follows: bonds with a known term (such as contractor's license, sales tax and most miscellaneous bonds), are recognized as income ratably over the term of the bond. Bonds on which the Company has significant experience in and information available for estimating the term (such as most court bonds and customs bonds) are recognized as income over the estimated term of the bond. For other bonds with indefinite terms (generally contract performance bonds), the Company estimates a term of twelve months, and premiums are recognized ratably over such period, unless information comes to the Company's attention that the obligation guaranteed has already been discharged, in which case all remaining unearned premiums are immediately recognized as earned.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", and Statement of Financial Accounting Standards No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", require disclosure of estimated fair value information about financial instruments, for which it is practicable to estimate that value. Under Statement of Financial Accounting Standards No. 115, the Company categorizes all of its investments in debt and equity securities as available for sale. Accordingly, all investments, including cash and short term investments, are carried on the balance sheet at their fair value. The carrying amounts and fair values for investment securities are disclosed in Note 3 and were drawn from standard trade data sources such as market and broker quotes. The estimated fair value of bank indebtedness equals its carrying value, which was based on the bank loan's variable interest rate which approximates the rates currently available today. The carrying amounts and fair values for the bank indebtedness are disclosed in Note 10.

Risk-Based Capital

The NAIC has adopted a risk-based capital formula for property and casualty insurance companies which establishes recommended minimum capital requirements. The formula has been designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements and a number of other factors. The Company has calculated its risk-based capital requirement as of December 31, 1998 and found that its subsidiaries exceeded the highest level of recommended capital requirement.

Segment Information

In 1998, the Company adopted Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which requires reporting certain financial information according to the "management approach." This approach requires reporting information regarding operating segments on the basis used internally by management to evaluate segment performance. FAS 131 also requires disclosures about products and services, geographic areas and major customers. The statement was effective December 31, 1998 and has been adopted for all periods presented.

Reclassifications

Certain amounts in the accompanying consolidated financial statements for 1996 and 1997 have been reclassified to conform with the 1998 financial statement presentation.



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

A summary of off-balance sheet collateral held by the Company as of December 31 is as follows:

                                                        December 31,
                                                    1998             1997
                                                   (Dollars in thousands)
                                              ----------------------------------
Off-Balance Sheet Collateral:
     Irrevocable letters of credit                   $ 152,814        $ 160,845
     Certificates of Deposit                            22,352           25,480
     Other Collateral                                   43,194           25,656
                                              ----------------- ----------------

         Total Off-Balance Sheet Collateral          $ 218,360        $ 211,981
                                              ================= ================

Trust deeds and mortgages on real property held as collateral are not reflected in the above figures due to the inexact nature of their disposition values. During 1998 and 1997, the Company received approximately 5.8% and 9% of its total collateral recoveries from trust deeds and mortgages on real property.

The Company's off-balance-sheet collateral, most notably irrevocable letters of credit, is taken on behalf of principals located in every geographical region of the country. The Company does not believe there to be noteworthy concentration of credit risk in any single area.



 (3)           INVESTMENTS

A summary of net investment income is as follows:

                                                                              Years ended December 31,
                                                                      1998             1997              1996
                                                                              (Dollars in thousands)
                                                                ----------------------------------------------------
Gross investment income:
     Fixed maturities                                                    $ 6,038          $ 5,918           $ 6,405
     Equity securities                                                       686              538               409
     Cash and short-term investments                                         319              330               338
Investment expense                                                         (392)            (390)             (345)
                                                                ----------------- ---------------- -----------------

         Net investment income                                           $ 6,651          $ 6,396           $ 6,807
                                                                ================= ================ =================

Gross realized gains:
     Fixed maturities                                                    $ 2,172          $ 1,542           $ 1,343
     Equity securities                                                     2,391            2,686             1,528
     Other assets                                                            980                -                53
Gross realized losses:
     Fixed maturities                                                      (588)            (403)             (218)
     Equity securities                                                     (555)            (347)             (358)
     Other assets                                                              -              (5)             (147)
                                                                ----------------- ---------------- -----------------

         Net realized gains                                              $ 4,400          $ 3,473           $ 2,201
                                                                ================= ================ =================


A summary of the accumulated net unrealized gains (losses) on investments carried at market and the applicable deferred Federal income taxes is shown below:

                                                       December 31,
                                                  1998              1997
                                                  (Dollars in thousands)
                                             ----------------------------------
Gross unrealized gains:
     Fixed maturities                                $ 3,019           $ 2,636
     Equity securities                                 3,844             4,068
     Other invested assets                               389               639
Gross unrealized losses:
     Fixed maturities                                (1,147)             (406)
     Equity securities                                 (958)             (398)
     Other invested assets                              (72)                 -
                                             ---------------- -----------------

     Gross unrealized gains on investments
          carried at market                            5,075             6,539
     Deferred Federal income taxes                   (1,726)           (2,223)
                                             ---------------- -----------------

         Net unrealized gains, net of
            deferred Federal income taxes            $ 3,349           $ 4,316
                                             ================ =================

A summary of the net increase (decrease) in unrealized investment gains (losses) less applicable deferred Federal income taxes is as follows:

                                                                             Years ended December 31,
                                                                      1998             1997              1996
                                                                              (Dollars in thousands)
                                                                ----------------------------------------------------

Fixed maturities, available-for-sale                                     $ (358)          $ 1,535         $ (1,704)
Common equity securities, available-for-sale                               (561)              879               503
Preferred equity securities, available-for-sale                            (223)             (52)               175
Other invested assets                                                      (323)              457                88
                                                                ----------------- ---------------- -----------------

     Total                                                               (1,465)            2,819             (938)
     Deferred Federal income taxes                                           498            (959)               320
                                                                ----------------- ---------------- -----------------

         Net increase (decrease) in unrealized investment
              gains (losses), net of deferred Federal income
              taxes                                                      $ (967)          $ 1,860           $ (618)
                                                                ================= ================ =================

The Company's insurance subsidiaries are required to deposit securities in several of the states in which it conducts business as a condition of licensure. These investments are included in the "Fixed maturities" and "Short-term investments" captions within the accompanying consolidated balance sheets. As of December 31, 1998 and 1997, the market value of these deposits was approximately $14,170,000 and $13,935,000, respectively.

The amortized cost and estimated market values of investments in fixed maturities are as follows:

                                                                        December 31, 1998
                                                                     (Dollars in thousands)
                                              ----------------------------------------------------------------------
                                              ----------------- ----------------- ---------------- -----------------
                                                                     Gross             Gross
                                              Amortized Cost    Unrealized Gains    Unrealized        Estimated
Fixed maturities, available-for-sale                                                  Losses         Market Value
                                              ----------------- ----------------- ---------------- -----------------
Bonds:
     U.S. Government                                  $ 11,837             $ 574            $   -          $ 12,411
     Asset backed securities                             2,289                65              (5)             2,349
     Mortgage backed securities                         23,158               170            (258)            23,070
     States, municipalities and political
         subdivisions                                   36,376               975             (22)            37,329
     Industrial and miscellaneous                       28,877             1,148            (817)            29,208
                                              ----------------- ----------------- ---------------- -----------------

         Total                                         102,537             2,932          (1,102)           104,367

Redeemable preferred stock                               2,613                87             (45)             2,655
Certificates of Deposit                                    205                 -                -               205
                                              ----------------- ----------------- ---------------- -----------------

         Total                                       $ 105,355           $ 3,019         $(1,147)          $107,227
                                              ================= ================= ================ =================


                                                                        December 31, 1997
                                                                     (Dollars in thousands)
                                              ----------------------------------------------------------------------
                                              ----------------- ----------------- ---------------- -----------------
                                                                     Gross             Gross
                                              Amortized Cost    Unrealized Gains    Unrealized        Estimated
Fixed maturities, available-for-sale                                                  Losses         Market Value
                                              ----------------- ----------------- ---------------- -----------------
Bonds:
     U.S. Government                                  $ 11,008            $  309           $ (28)          $ 11,289
     Asset backed securities                             3,287                56              (1)             3,342
     Mortgage backed securities                         17,647               131             (24)            17,754
     States, municipalities and political
         subdivisions                                   26,980               873              (8)            27,845
     Industrial and miscellaneous                       33,708             1,141            (332)            34,517
                                              ----------------- ----------------- ---------------- -----------------

         Total                                          92,630             2,510            (393)            94,747

Redeemable preferred stock                               3,791               126             (13)             3,904
Certificates of Deposit                                     95                 -                -                95
                                              ----------------- ----------------- ---------------- -----------------

         Total                                        $ 96,516           $ 2,636          $ (406)          $ 98,746
                                              ================= ================= ================ =================


The amortized cost and estimated market value of fixed maturities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Prepayment assumptions for asset backed and mortgage backed securities are obtained from broker dealer survey values or internal estimates. These assumptions are consistent with the current interest rate and economic environment.

Maturity distribution of fixed maturities,    Amortized Cost      Estimated
available-for-sale:                                              Market Value
                                                   (dollars in thousands)
                                              ----------------------------------

Due in 1 year or less                                $  6,492          $  6,519
Due after 1 year through 5 years                       35,139            35,882
Due after 5 years through 10 years                     35,064            35,234
Due after 10 years through 20 years                    14,416            14,896
Due after 20 years                                     14,244            14,696
                                              ---------------- -----------------

Total bonds and sinking fund preferred stock         $105,355          $107,227
                                              ================ =================

Proceeds from the sale of available-for-sale securities during 1998 and 1997 were $74,642,000 and $52,441,000, respectively. Gross gains of $4,563,000 and $4,228,000 and gross losses of $1,143,000 and $750,000 were realized on those sales in 1998 and 1997, respectively.



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

Summary of Furniture, Equipment and Improvements:
                                                        December 31,
                                                   1998              1997
                                                    (Dollars in thousands)
                                              ----------------------------------

    Automobiles                                        $  149            $  149
    Furniture                                           3,215             3,002
    Equipment                                          11,522             9,605
    Improvements                                        1,723             2,343
                                              ---------------- -----------------

         Total fixed assets                            16,609            15,099

         Less accumulated depreciation               (10,342)           (9,744)
                                              ---------------- -----------------

              Furniture, equipment and
                 improvements, net                   $ 6,267           $ 5,355
                                              ================ =================

 (5)            INCOME TAXES

Amwest Insurance Group, Inc. and subsidiaries file a consolidated Federal income tax return. A reconciliation of the corporate federal tax with the financial statement effective tax for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                             Years ended December 31,
                                                                      1998             1997              1996
                                                                              (Dollars in thousands)
                                                                ----------------------------------------------------

Computed tax expense at statutory rate                                   $ 3,064          $ 2,528         $ (1,715)
Tax-advantaged interest income                                             (595)            (506)             (616)
Change in valuation allowance                                                  -            (652)                 -
State taxes                                                                   65               15                47
Bad debt expense                                                               -              291             (463)
Other, net                                                                   209              261               387
                                                                ----------------- ---------------- -----------------

Total provision for income taxes (benefit)                               $ 2,743          $ 1,937         $ (2,360)
                                                                ================= ================ =================

The tax effects of temporary differences that give rise to significant portions of the deferred tax liability and the deferred tax asset at December 31, 1998 and 1997 are presented below.

                                                      Years ended December 31,
                                                       1998              1997
                                                       (Dollars in thousands)
                                                 -------------------------------
Deferred tax assets:
     Unearned premiums                                $ 2,927           $ 2,718
     Discount on loss reserves                          1,068             1,202
     Accrued vacation                                     309               266
     Deferred compensation/ Accrued severance             224               173
     Alternative minimum tax credit                       667             1,268
     Bad debt reserve                                     232                74
     Other                                                191                92
                                                 ------------- -----------------
         Total gross deferred tax assets                5,618             5,793
                                                 ------------- -----------------

Deferred tax liabilities:
     Deferred policy acquisition costs                 (6,871)           (7,242)
     Unrealized investment gains                       (1,722)           (2,220)
     Fixed assets                                         (75)              (86)
     Discount on salvage & subrogation reserves           (74)              (67)
     Deductible receivables                               (44)              (55)
     Other                                                (17)              (48)
                                               --------------- -----------------
         Total gross deferred tax liabilities          (8,803)           (9,718)
                                               --------------- -----------------

               Total net deferred tax liability      $ (3,185)         $ (3,925)
                                               =============== =================


At December 31, 1998, the Company has no net operating loss carryforwards available.

 (6)           RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table sets forth a reconciliation of the liability for losses and loss adjustment expenses for the periods shown:

                                                                                       December 31,
                                                                             1998          1997          1996
                                                                                  (Dollars in thousands)
                                                                         -----------------------------------------
Balance at beginning of year                                                 $ 39,523      $ 42,009      $ 31,915
     Less: net reinsurance recoverable on unpaid loss and loss
         adjustment expenses                                                  (6,185)       (6,133)       (7,669)
                                                                         ------------- ------------- -------------
Net balance at beginning of year                                               33,338        35,876        24,246
Provision for losses and loss adjustment expenses occurring in current
     year                                                                      43,420        35,212        45,853
Increase (decrease) in estimated losses and loss adjustment expenses
     for claims occurring in prior years                                      (2,589)         (555)           794
                                                                         ------------- ------------- -------------
                                                                               40,831        34,657        46,647
                                                                         ------------- ------------- -------------
Losses and loss adjustment expense payments for claims occurring during:
              Current year                                                   (24,992)      (15,095)      (21,638)
              Prior years                                                    (16,770)      (22,100)      (13,379)
                                                                         ------------- ------------- -------------
                                                                             (41,762)      (37,195)      (35,017)
                                                                         ------------- ------------- -------------

Net balance at end of year                                                     32,407        33,338        35,876
     Plus: net reinsurance recoverable on unpaid loss and loss
         adjustment expenses                                                    9,837         6,185         6,133
                                                                         ------------- ------------- -------------
Balance at end of year                                                        $42,244      $ 39,523      $ 42,009
                                                                         ============= ============= =============


    The increase or decrease in estimated losses and loss adjustment expenses for losses occurring in prior years reflects the net effect of the resolution of losses for other than full reserve value and subsequent readjustment of loss values as of December 31 of the applicable years. The surety loss and loss adjustment expense ratios remained constant at approximately 28% for 1997 and 1998. The 1998 ratio includes the impact of the excess of loss and the aggregate stop loss reinsurance treaties. During 1998, $4,168,000 was ceded in premiums on these treaties with $4,100,000 ceded in losses. In 1997, $2,987,000 was ceded in premiums with no losses ceded to the reinsurers.

Competitive market conditions and the Company's ability to write surety bonds for larger contractors has resulted, on many bonds, in the substitution of indemnity agreements for liquid and non-liquid collateral. The Company, through its ongoing reserve analysis, has estimated the benefit to be derived from such agreements and reduced estimates of ultimate losses incurred accordingly. In the fourth quarter of 1998, the Company increased its estimate of such "salvage and subrogation" recoveries by approximately $5.4 million which is partially attributable to salvage and subrogation on losses incurred during the fourth quarter. The increase relates primarily to the 1998 and 1997 years and reflects the Company's belief that the underlying data is maturing. Further, subsequent collection efforts have proven prior estimates to be conservative. Since the Company had also pierced it's aggregate excess contract in the fourth quarter, the net benefit attributable to the increased "salvage and subrogation" estimate was approximately $1,025,000.

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

The following amounts represent premiums assumed and the deductions for reinsurance ceded for the years ended December 31, 1998, 1997 and 1996.

                                                             Years ended December 31,
                                                      1998             1997              1996
                                                              (Dollars in thousands)
                                                 ---------------------------------------------------
Net premiums written:
     Direct                                            $ 129,614        $ 107,015          $ 94,935
     Assumed                                               3,205            1,076             2,307
     Ceded                                              (24,858)          (8,057)           (7,917)
                                                 ---------------- ---------------- -----------------

         Net premiums written                          $ 107,961        $ 100,034          $ 89,325
                                                 ================ ================ =================

Net change in unearned premiums:
     Direct                                            $ (8,961)        $ (8,706)            $  480
     Assumed                                                 484              632             (810)
     Ceded                                                 6,487              190           (1,112)
                                                 ---------------- ---------------- -----------------

         Net change in unearned premiums               $ (1,990)        $ (7,884)         $ (1,442)
                                                 ================ ================ =================

Net loss and loss adjustment expenses:
     Direct                                             $ 50,364        $  36,038          $ 50,391
     Assumed                                               2,058              995               445
     Ceded                                              (11,591)          (2,376)           (4,189)
                                                 ---------------- ---------------- -----------------

         Net losses and loss adjustment expenses        $ 40,831        $  34,657          $ 46,647
                                                 ================ ================ =================


On the surety lines of business, the Company's subsidiaries maintain an excess of loss reinsurance treaty with a group of reinsurers (the "Excess Treaty"). The Excess Treaty may be canceled at the election of either party by providing notice of cancellation 90 days prior to any anniversary (currently October 1), however, the reinsurers would remain liable for covered losses incurred up to the cancellation date. The amended Excess Treaty limits the Company's exposure on any one principal (the person or entity for whose account the surety contract is made, and whose debt or obligation is the subject of the surety contract) to the first $2,000,000 of loss and to losses in excess of $20,000,000 for losses incurred prior to October 1, 1998 and $25,000,000 for losses incurred thereafter. Coverage is provided for most types of bonds which the Company writes except SBA guaranteed bonds, which are not covered by the treaty. The reinsurers' maximum exposure under the Excess Treaty is $26,000,000 of losses discovered during any one contract period (October 1 to October 1) for the 1997-1998 contract year and $35,000,000 for the 1998-1999 contract year. The Excess treaty also contains profit sharing provisions for the $4,000,000 excess of $2,000,000 layer of the treaty, of which no amounts are currently accrued based on experience of the treaty through December 31, 1998.

The Company, effective January 1, 1997, entered into an aggregate stop-loss treaty with Underwriters Reinsurance Company (Barbados), Inc. which treaty was renewed for the 1998 accident year. This contract has a limit of approximately $7,000,000 of losses and loss adjustment expenses incurred for the 1998 accident year. On the surety lines of business when losses and loss adjustment expenses exceed 32.8% of net earned premiums and for all other lines when losses and loss adjustment expenses exceed 67% of net earned premiums the reinsurer becomes liable for losses. The Company has an option to increase the coverage by up to $5,000,000 by payment of $1,000,000 prior to the incurrance of $2,500,000 in ceded losses under the original treaty. At December 31, 1998 and 1997, the Company ceded $2,533,000 and $0, respectively, in losses to the stop-loss treaty.

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

The Company also purchased a quota share reinsurance treaty with Underwriters Reinsurance Company, a New Hampshire domiciled reinsurer which was effective July 1, 1998. This treaty cedes 15% of net surety written premium for all surety written through Amwest Surety Insurance Company on a pro rata basis.

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

For its commercial automobile property coverages, the Company generally retains the first $200,000 on any one exposure and purchases excess of loss reinsurance for $4,800,000 in excess of $200,000. Limits relating to its Hawaiian homeowners, California homeowners and Florida homeowners programs differ from the above. For Hawaiian homeowners, the Company participates in the Hawaii Hurricane Relief Fund, and accordingly, its Hawaiian policies exclude wind coverage over 75 miles per hour. For California homeowners, the Company is party to a 75% quota share reinsurance agreement with a limit of $7,500,000 per occurrence. For Florida homeowners, the Company is a party to a 75% quota share reinsurance with a limit of 200% of the actual gross premiums written in any policy year. Additionally, the Company participates in the Florida Hurricane Catastrophe Fund as a 90% participant. Recoveries from this Fund are limited to hurricanes and are based on a formula which utilizes, among other factors, premiums written, industry premiums written, industry losses and amounts available in the fund.



 (8)           RESTRICTIONS ON DIVIDENDS

As a holding company, the Company depends primarily on dividends from its insurance subsidiaries for its cash flow requirements. The Company's insurance subsidiaries are subject to state regulations which restrict their ability to pay dividends. These regulations restrict the amount of stockholder dividends which may be paid within any one year without the approval of the Department of Insurance in their state of domicile. The Company's insurance subsidiaries are domiciled in the state of Nebraska. The Nebraska Insurance Code provides that amounts may be paid as dividends on an annual basis without prior approval up to a maximum of the greater of (1) statutory net income, excluding realized capital gains, for the preceding year plus any carryforward net income from the previous two calendar years that have not already been paid out as dividends or (2) 10% of statutory policyholders' surplus as of the preceding December 31. The amount is further restricted to the amount of earned surplus as of December 31, 1998. Amwest Surety and Condor can pay $7,987,000 and $0, respectively, in dividends to the Company during 1998 without prior approval. For the years ended December 31, 1998, 1997 and 1996, Amwest Surety paid dividends of $0, $0 and $500,000, respectively, to Amwest Insurance Group, Inc.

The Company's credit agreements also contain restrictions on the payment of dividends (see Note 10).

(9)    STATUTORY ACCOUNTING PRINCIPLES FINANCIAL INFORMATION

    The Company's insurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory). Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. Generally accepted accounting principles differ in certain respects from these prescribed statutory accounting practices. The more significant of these differences are (a) premium income is taken into earnings over the periods covered by the policies, whereas the related acquisition and commission costs are expensed when incurred; (b) all bonds and sinking fund preferred stock are recorded at amortized cost, regardless of trading activity;
(c) non-admitted assets are charged directly against surplus; (d) loss reserves and unearned premium reserves are stated net of reinsurance; (e) Federal income taxes are recorded when payable; and (f) the outstanding contribution certificate is included as a component of surplus, and the interest on the outstanding contribution certificate is a direct charge to surplus. Additionally, the cash flow presentation is not consistent with generally accepted accounting principles and a reconciliation from net income to funds provided by operations is not presented. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As of December 31, 1998, there were no material permitted statutory accounting practices utilized by the insurance companies.

The NAIC membership adopted in March 1998, the Codification of Statutory Accounting Principles Project as the NAIC supported basis of accounting, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. The Codification Project, which will become effective on January 1, 1999, was approved with the provision for commissioner discretion in the determination of appropriate statutory accounting for insurers. Such discretion will continue to allow prescribed or permitted accounting practices that may differ from state to state. Accordingly, this project will change the definition of what comprises prescribed versus permitted statutory accounting practices and may result in changes to the accounting policies that insurance enterprises use to prepare their statutory financial statements. The Company has not determined how implementation will affect its statutory financial statements and is unable to predict how insurance rating agencies will interpret or react to such changes. No assurance can be given that future legislative or regulatory changes from such activities will not adversely affect the Company.

Policyholders surplus and net income on a statutory basis is as follows:

                                                                         December 31,
                                           1998                               1997                              1996
                                Statutory        Statutory         Statutory         Statutory        Statutory        Statutory
                              Policyholders      Net Income      Policyholders      Net Income      Policyholders     Net Income
                                 Surplus           (Loss)           Surplus           (Loss)           Surplus          (Loss)
                                                                    (Dollars in thousands)
                             ------------------------------------------------------------------------------------------------------

   Amwest Surety                    $ 39,526           $ 7,624          $ 33,823          $ 3,528          $ 31,081      $ (3,803)
   Far West                            7,562               835             6,501            (461)             7,042          1,176
   Condor                              9,074             (767)            10,489            1,362             9,217        (1,707)



(10)           BANK INDEBTEDNESS

On August 6, 1994, the Company entered into a revolving credit agreement with Union Bank for $12,500,000. The debt agreement was amended on April 24, 1996, July 10, 1996 and waived and amended as of September 30, 1997 and 1998 to
increase  the  amount   available  under  the  revolving  line  of  credit  from
$12,500,000 to $15,000,000 and to change certain covenants and payment requirements. At December 31, 1998, $15,000,000 is available under the revolving line of credit, $14,500,000 of which is currently utilized. The bank loan has a variable rate based upon fluctuations in the London Interbank Offered Rate (LIBOR) and amortizing principal payments. The interest rate at December 31, 1998 was 7.1%. The credit agreement contains certain financial covenants with respect to capital expenditures, business acquisitions, liquidity ratio, leverage ratio, tangible net worth, net profit and dividend payments. As of December 31, 1998, the Company was in compliance with its debt covenants.

                                                     Balance
                                              (Dollars in thousands)
                                             -------------------------
Summary of debt maturity schedule:
         September 30, 2000                           $ 5,000
         September 30, 2001                             5,000
         September 30, 2002                             5,000

The bank loan has a variable interest rate which approximates the rates currently available today. Accordingly, estimated fair value of the debt is equal to the statement value of $14,500,000.



(11)           OTHER LIABILITIES

The following table is a summary of other liabilities at December 31, 1998 and 1997:

                                                        December 31,
                                                 1998              1997
                                                 (Dollars in thousands)
                                            ----------------------------------
Accrued salaries, fringe benefits
   and other compensation                           $ 3,098           $ 3,072
Premium taxes payable                                   898               986
General accounts payable                                320               340
Notes payable                                           600                 -
Dividends payable                                       391               379
Deferred compensation payable                           660               510
Proposition 103 reserve                                 228               982
Commission payable                                      430               574
Other                                                 1,273             1,647
                                            ---------------- -----------------

     Total other liabilities                        $ 7,898           $ 8,490
                                            ================ =================

(12)           COMMITMENTS AND CONTINGENCIES

The Company is subject to certain claims arising in the ordinary course of its operations. The Company believes that the ultimate resolution of such matters will not materially affect its consolidated financial condition.

At December 31, 1998, the Company occupied office space under various operating leases in addition to a leased mini-computer that have remaining noncancellable lease terms in excess of one year. Rental expenses of approximately $3,369,000, $3,648,000 and $5,647,000 for the years ended December 31, 1998, 1997 and 1996, respectively, have been charged to operations in the accompanying consolidated statements of operations.

                                                              Balance
                                                       (Dollars in thousands)
                                                      -------------------------
Summary of minimum future annual rental commitments:
     1999                                                       $ 2,554
     2000                                                         2,362
     2001                                                         1,950
     2002                                                         1,693
     2003 and thereafter                                          9,004
                                                      -------------------------

              Total                                            $ 17,563
                                                      =========================



(13)           RELATED PARTY TRANSACTIONS

Condor, since the commencement of insurance company operations in 1989, has offered its monthly commercial automobile insurance policies to members of the Waste Industry Loss Prevention and Safety Association (d.b.a. "The Safety Association"), a related party. In order to accept monthly commercial automobile coverage written by Condor, an applicant must become a member of The Safety Association. Since 1981, the Company has had the exclusive right to provide insurance programs to The Safety Association members. Effective June 30, 1998, the Company purchased the Safety Association and merged its operations into Condor. This acquisition was not material to the consolidated financial statements.



(14)           STOCK DIVIDEND

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



(16)           EMPLOYEE STOCK PURCHASE PLAN

The Company provides an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, to any employee who has a customary working schedule of more than 20 hours per week and whose customary employment is for more than five months in any calendar year. It excludes any employee who own stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company. Eligible employees are entitled to purchase shares of the Company's common stock on a calendar month basis at 92% of the fair market value of the Company's common stock on the last business day of a calendar month.



 (17)          RETIREMENT PLAN

The Company has a 401(k) savings plan entitled the Amwest Surety Insurance Company 401(k) Plan (the "Plan"). Employees eligible for participation in the Plan must have attained one year of service and be at least 21 years of age. The Plan provides for employer matching contributions at 50%, up to a maximum of the first 6% of the employee contribution and become fully vested at the end of 5 years of employment. Total expense to the Company during 1998, 1997 and 1996 amounted to $423,000, $365,000 and $344,000, respectively.

(18)           STOCK OPTIONS

In May 1998, the stockholders approved the 1998 Stock Incentive Plan ("the Plan") which replaced the existing Stock Option Plan and a Non-Employee Director Stock Option Plan. The new Stock Incentive Plan reserved 250,000 shares of its Common Stock, subject to adjustment for reorganizations, recapitalizations, stock splits or similar events. As of December 31, 1998, 5,500 options had been granted under this plan. Shares of Common Stock subject to the unexercised portions of any options granted under the Plan which expire, terminate or are canceled may again be subject to options under the Plan. The per share exercise price of options under the Plan may not be less than 100% of the fair market value of the underlying Common Stock on the date of the grant of the option (110% of such fair market value with respect to Incentive Options granted to an individual who owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary or parent corporation). The 479,855 outstanding options from the Stock Option Plan and the Non-Employee Director Stock Option Plan will remain in effect until exercised, canceled or expired.

The Company accounts for its options under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). As permitted by FAS 123, the Company continued to use accounting methods presented by Accounting Principles Board Opinion No. 25 and has expanded its disclosure of stock-based compensation in the tables below. The additional compensation costs that would have been recorded if the Company had adopted FAS 123 are not material to the consolidated financial statements of the Company.

Transactions involving stock options during the years ended December 31, 1998, 1997 and 1996 are presented below:

                                           1998                               1997                              1996
                             ---------------------------------- --------------------------------- ---------------------------------
                                             Weighted Average                   Weighted Average                  Weighted Average
                                 Shares       Exercise Price        Shares       Exercise Price       Shares       Exercise Price
                             --------------- ------------------ --------------- ----------------- --------------- ------------------
Outstanding at
  beginning of year                 493,003             $11.84         486,205            $11.45         361,845             $11.54
Granted                              82,750              16.32         102,300             11.36         164,373              11.40
Exercised                          (73,788)              10.60        (78,210)              8.72         (7,645)               7.96
Canceled / Expired                 (16,610)              11.93        (17,292)             12.04        (32,368)              13.14
                             --------------- ------------------ --------------- ----------------- --------------- ------------------
Outstanding at
  end of year                       485,355              12.79         493,003            $11.84         486,205             $11.45
                             =============== ================== =============== ================= =============== ==================
Options exercisable
  at end of year                    293,217              12.43         261,543            $11.76         247,691             $10.58
                             =============== ================== =============== ================= =============== ==================

The following table summarizes information about options outstanding under the Plans at December 31, 1998:

                                             Options Outstanding                         Options Exercisable
                                              Weighted Average
         Range of                Number          Remaining      Weighted Average      Number       Weighted Average
      Exercise Prices          Outstanding    Contractual Life   Exercise Price     Outstanding     Exercise Price
---------------------------- ---------------- ----------------- ----------------- ---------------- -----------------

      $5.582 - $8.977                  8,937               3.7            $ 7.42            8,937            $ 7.42
     $9.432 - $12.745                254,693               7.2             11.75          152,899             11.91
     $12.841 - $16.375               221,725               6.8             14.21          131,381             13.37
                             ================ ================= ================= ================ =================
      $5.582- $16.375                485,355               6.9           $ 12.79          293,217           $ 12.43
                             ================ ================= ================= ================ =================

Pro forma net income (loss) and earnings (loss) per share information, as required by SFAS No. 123, has been calculated as if the Company had accounted for options granted under the Plans under the fair value method. The fair value of options granted was estimated as of the date of grant based on the Black-Scholes option pricing model given the following weighted average assumptions: risk-free interest rates of 5.64% for 1998, 6.34% and 6.67% for 1997 and 6.39% for 1996, a dividend yield of 2.76% for 1998, 3.12% for 1997 and
3.48% for 1996, volatility of the Company's Common Stock of 6.91% for 1998, 7.15% for 1997 and 7.18% for 1996, and an expected life of the stock options of 10 years. The weighted average grant date fair values of stock options granted during 1998, 1997 and 1996 were $5.88, $4.92 and $5.09, respectively.

For purposes of pro forma disclosures, the estimated fair value is amortized on a straight-line basis over the vested period.

                                                                    Year ended December 31,
                                                            1998             1997             1996

Net income (loss)                      As reported              $6,269         $ 5,498         $ (2,686)
                                       Pro forma                 6,210           5,449           (2,720)

Diluted Earnings per share (1)         As reported              $ 1.59          $ 1.46          $  (.74)
                                       Pro forma                  1.58            1.45             (.75)

(1) Amounts reflect 10% stock dividend effective March 31, 1998.

(19)           SEGMENT INFORMATION

The accounting policies of the segments are the same as those described in Note 1, "Summary of Significant Accounting Policies". Segments are determined based on product categories. The Company evaluates performance based on underwriting income or loss.
Reportable segments include Surety and Specialty Property & Casualty.

The Company's surety division underwrites a wide variety of surety bonds for small to mid-sized surety accounts through independent agents and brokers. Currently, the Company has the capacity to write bonds up to $25 million. In order to protect the Company from major losses on the larger accounts, the Company purchases reinsurance from a consortium of Treasury listed reinsurers. Bonds are underwritten using a variety of factors to help mitigate risk, including the acceptance of full or partial collateral and the usage of funds control where appropriate.

The Company's property and casualty division primarily writes insurance packages which consist principally of commercial automobile liability and physical damage and, to a lesser extent, general liability and other related coverages for insureds involved in general trucking including solid waste disposal, sand and gravel, transit mix, logging, farm to market, intermodal trucking, less than total load (LTL), newspaper distribution, tow truck and limousine services industries. In addition to its commercial policies, the Company offers non-standard private passenger automobile insurance in the states of Arizona and California and homeowners coverage in the states of California, Florida and Hawaii and motorcycle insurance in the state of New York.

Reportable segment data is as follows:

                            Net Earned Premium                Underwriting Income (Loss)               Segment Assets (2)
                                                               (Dollars in thousands)
                      1998         1997        1996         1998        1997         1996         1998        1997         1996

Surety                 $84,166     $70,565      $65,501     $ 3,689      $ 1,395    $ (6,357)     $47,634      $35,766     $30,939
Specialty
  Property &
  Casualty              21,805      21,585       22,382     (3,811)      (1,863)      (3,470)      14,541        8,792       7,085
                   ------------ ----------- ------------ ----------- ------------ ------------ ----------- ------------ -----------
Total Segments
                       105,971      92,150       87,883       (122)        (468)      (9,827)      62,175       44,558      38,024
Corporate (1)                -           -            -           -            -            -     154,116      145,961     143,394
                   ------------ ----------- ------------ ----------- ------------ ------------ ----------- ------------ -----------
Consolidated
  Total               $105,971     $92,150      $87,883     $ (122)      $ (468)    $ (9,827)    $216,291     $190,519    $181,418
                   ============ =========== ============ =========== ============ ============ =========== ============ ===========

(1) Corporate assets include investments, cash and cash equivalents, accrued investment income, furniture, equipment and improvements, income taxes recoverable and other assets.

(2)  Segment  assets   include   agents'   balances  and  premiums   receivable,
     reinsurance recoverable, ceded unearned premiums and deferred policy acquisition expenses.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                      SUPPLEMENTARY INFORMATION (UNAUDITED)



QUARTERLY FINANCIAL INFORMATION

The quarterly results for the years ended December 31, 1998, 1997 and 1996 are set forth in the following table:

                                                                  (Dollars in thousands, except per share data)
                                                       ----------------- ---------------- ----------------- ----------------
                                                            First        Second Quarter        Third            Fourth
                                                           Quarter                            Quarter           Quarter
                                                       ----------------- ---------------- ----------------- ----------------
1998
     Premiums written                                           $29,342          $35,044           $34,687          $33,746
     Net premiums earned                                         27,124           27,248            25,633           25,966
     Net investment income                                        1,577            1,560             1,733            1,781
     Net realized gains                                             820            1,065             1,901              614
     Total revenues                                              29,521           29,873            29,267           28,361
     Net income                                                   2,056              975             2,098            1,140
     Earnings per share - basic (1)                                 .54              .25               .54              .29
     Earnings per share - diluted (1)                               .53              .25               .53              .29

                                                       ----------------- ---------------- ----------------- ----------------
                                                            First        Second Quarter        Third            Fourth
                                                           Quarter                            Quarter           Quarter
                                                       ----------------- ---------------- ----------------- ----------------
1997
     Premiums written                                           $21,609          $28,175           $30,083          $28,224
     Net premiums earned                                         21,446           21,781            23,736           25,187
     Net investment income                                        1,681            1,605             1,594            1,516
     Net realized gains                                             637              348             1,044            1,444
     Total revenues                                              23,764           23,734            26,374           28,147
     Net income                                                   1,785            1,314               685            1,714
     Earnings per share - basic (1)                                 .49              .36               .18              .45
     Earnings per share - diluted (1)                               .48              .35               .18              .45

                                                       ----------------- ---------------- ----------------- ----------------
                                                            First        Second Quarter        Third            Fourth
                                                           Quarter                            Quarter           Quarter
                                                       ----------------- ---------------- ----------------- ----------------
1996
     Premiums written                                           $23,208          $25,749           $24,719          $23,566
     Net premiums earned                                         21,835           21,535            22,239           22,274
     Net investment income                                        1,807            1,678             1,581            1,741
     Net realized gains                                           1,025              517               325              334
     Total revenues                                              24,667           23,730            24,145           24,349
     Net income (loss)                                               86          (1,311)             1,191          (2,652)
     Earnings (loss) per share - basic (1)                          .02            (.36)               .33            (.73)
     Earnings (loss) per share - diluted (1)                        .02            (.36)               .32            (.73)

(1)      Amounts reflect a 10% stock dividend effective March 31, 1998.


                                                               SCHEDULE I

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                             SUMMARY OF INVESTMENTS-
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                                December 31, 1998
                             (Dollars in thousands)

                                 Column A                              Column B           Column C          Column D
                                                                                                             Amount
                                                                                                          as shown on
                             Type of investment                        Cost                 Value        balance sheet
Fixed Maturities:
     Bonds:
        United States Government and government
            agencies and authorities                            $         23,955             24,543              24,543
        States, municipalities and political subdivisions                 39,239             40,246              40,246
        Foreign governments                                                    -                  -                   -
        Public utilities                                                     765                803                 803
        Convertibles and bonds with warrants attached                          -                  -                   -
        All other corporate bonds                                         38,578             38,775              38,775
                                                                  ---------------    ---------------     ---------------

            Total bonds                                                  102,537            104,367             104,367

     Certificates of deposit                                                 205                205                 205
     Redeemable preferred stock                                            2,613              2,655               2,655
                                                                  ---------------    ---------------     ---------------

            Total fixed maturities                                       105,355            107,227             107,227

Equity securities:
     Common stocks:
        Public utilities                                                       -                  -                   -
        Banks, trust and insurance companies                               1,754              3,256               3,256
        Industrial, miscellaneous and all other                            5,938              7,316               7,316
     Non-redeemable preferred stocks                                       4,258              4,265               4,265
                                                                  ---------------    ---------------     ---------------

            Total equity securities                                       11,950             14,837              14,837

Mortgage loans on real estate                                                  -         XXXXXXX                      -
Real estate                                                                    -         XXXXXXX                      -
Policy loans                                                                   -         XXXXXXX                      -
Other long-term investments                                                4,058         XXXXXXX                  4,375
Short-term money-market investments                                        2,201         XXXXXXX                  2,201
                                                                  ---------------    ---------------     ---------------

            Total investments                                   $        123,564         XXXXXXX       $        128,640
                                                                  ===============    ===============     ===============



                                                                    SCHEDULE II

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

              CONDENSED FINANCIAL INFORMATION (Parent Company Only)
                             STATEMENT OF OPERATIONS
                             (Dollars in thousands)

                                                                            Year ended December 31,
                                                                       1998             1997             1996
REVENUES:

      Equity in income (loss) of subsidiaries                    $        6,083   $        5,208   $        (969)
      Commissions & fees                                                    697              572                2
      Net investment income                                                   -               32               65
      Net realized gains (losses)                                         1,001                8              (5)
                                                                   -------------    -------------    -------------
           Total revenues                                                 7,781            5,820            (907)

EXPENSES:

      Merger expenses                                                         -                -              710
      Lease termination cost                                                  -                -            1,300
      Interest expense                                                      533              306              107
                                                                   -------------    -------------    -------------
           Total expenses                                                   533              306            2,117

          Income before income taxes                                      7,248            5,514          (3,024)

Provision for income taxes (benefit)                                        979               16            (338)
                                                                   -------------    -------------    -------------

          Net income (loss)                                      $        6,269   $        5,498   $      (2,686)
                                                                   =============    =============    =============


                 See accompanying notes to financial statements.




                                                        SCHEDULE II (continued)

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

              CONDENSED FINANCIAL INFORMATION (Parent Company Only)
                                 BALANCE SHEETS
                             (Dollars in thousands)

                                                                                           December 31,
                                                                                       1998             1997
ASSETS:

      Total investments                                                          $       71,229   $        66,989
      Cash and cash equivalents                                                             184               176
      Income taxes receivable                                                                 -               123
      Deferred Federal income tax asset                                                      84               523
      Due from affiliates                                                                   642                76
      Furniture, equipment and improvements                                               4,701             3,648
      Other assets                                                                          976             1,071
                                                                                   -------------    --------------

          Total assets                                                           $       77,816   $        72,606
                                                                                   =============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
      Bank indebtedness                                                          $       14,500   $        14,500
      Income tax payable                                                                    301                 -
      Other liabilities                                                                   1,113               927
                                                                                   -------------    --------------

          Total liabilities                                                              15,914            15,427
                                                                                   -------------    --------------

Stockholders' Equity:
      Common stock and additional paid in capital                                        19,222            18,247
      Net unrealized appreciation (depreciation) of investments,
          net of taxes                                                                    3,349             4,316
      Retained earnings                                                                  39,331            34,616
                                                                                   -------------    --------------

          Total stockholders' equity                                                     61,902            57,179
                                                                                   -------------    --------------

               Total liabilities and stockholders' equity                        $       77,816   $        72,606
                                                                                   =============    ==============


                 See accompanying notes to financial statements.




                                                      SCHEDULE II (continued)

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

              CONDENSED FINANCIAL INFORMATION (Parent Company Only)
                             STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                              Year ended December 31,
                                                                      1998             1997              1996
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                          $       6,269   $         5,498   $      (2,686)
      Less equity in income of subsidiary                              (6,083)           (5,208)              969
                                                                   ------------    --------------    -------------
          Net income from operations                                       186               290          (1,717)
          Adjustments:
               Change in income taxes, net                                 879              (92)            1,268
               Change in accrued investment income                           -                 -               10
               Change in due (to) from affiliates                        (566)           (1,242)            (270)
               Change in other assets / liabilities                        281             (320)            1,829
               Dividend received from affiliate                              -                 -              500
               Provision for depreciation and amortization                 557               372              431
               Realized (gains) losses on sale of investments          (1,002)               (8)                4
               Realized loss on sale of fixed assets                         5                46               36
                                                                   ------------    --------------    -------------
                   Net cash provided (used)                                340             (954)            2,091
                                                                   ------------    --------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash received from investments sold, matured,
          called or repaid                                               2,025               187              995
      Cash paid for investments acquired                                 (162)              (17)          (2,262)
      Capital expenditures, net                                        (1,616)           (2,988)             (14)
                                                                   ------------    --------------    -------------
          Net cash provided (used)                                         247           (2,818)          (1,281)
                                                                   ------------    --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of surplus note from subsidiary                              -             1,000            1,000
      Proceeds from issuance of long term debt                               -             2,000                -
      Proceeds from common stock issuance                                  975             1,382              299
      Repurchase of common stock                                             -                 -            (676)
      Capital contribution to subsidiaries                                   -                 -          (1,000)
      Dividends paid                                                   (1,554)           (1,493)          (1,462)
                                                                   ------------    --------------    -------------
          Net cash from financing activities                             (579)             2,889          (1,839)
                                                                   ------------    --------------    -------------

          Net increase (decrease)                                            8             (883)          (1,029)
          Cash and cash equivalents, beginning                             176             1,059            2,088
                                                                   ------------    --------------    -------------
               Cash and cash equivalents, ending                 $         184   $           176   $        1,059
                                                                   ============    ==============    =============


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

3.        Long-Term Obligations and Guarantees
         On August 6, 1994, the Parent Company entered into a revolving credit agreement with Union Bank for $12,500,000. The debt agreement was amended on April 24, 1996, July 10, 1996, September 30, 1997 and again on February 9, 1999 to increase the amount available under the revolving line of credit from $12,500,000 to $15,000,000 and to change certain covenants and payment requirements. At December 31, 1998, $15,000,000 is available under the revolving line of credit, $14,500,000 of which is currently utilized. The bank loan has a variable rate based upon fluctuations in the London Interbank Offered Rate (LIBOR) and amortizing principal payments.

4.       Stock Dividend

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



                                                                   SCHEDULE III

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                       SUPPLEMENTARY INSURANCE INFORMATION

                                  December 31,
                             (Dollars in thousands)


         Column A    Column B   Column C    Column D   Column E    Column F   Column G   Column H    Column I    Column J   Column K
                                 Future
                                 policy                  Other                           Benefits,  Amortization
                    Deferred    benefits,               policy                            claims,       of
                    policy       losses,                claims                 Net        losses and   deferred   Other
                    acquis      claims and  Unearned     and       Premium  investment  settlement    policy    operating  Premiums
         Segment      costs       loss      premiums   benefits    revenue   income (1)  expenses   acquisition  expenses   written
                                expenses                payable                                        costs

                                                            As of and for the year ended December 31, 1998

Surety                $ 19,636     $20,295   $ 47,650        -   $ 84,166    $ 5,121    $ 23,262    $ 44,374   $ 12,841  $ 102,270
Specialty Property &       573      21,949      3,977        -     21,805      1,530      17,569       6,716      1,331     30,549
   Casualty
                    ---------------------------------------------------------------------------------------------------------------
   Total              $ 20,209    $ 42,244   $ 51,627        -  $ 105,971    $ 6,651    $ 40,831    $ 51,090   $ 14,172  $ 132,819
                    ---------------------------------------------------------------------------------------------------------------

                                                            As of and for the year ended December 31, 1997

Surety                $ 21,042    $ 18,862   $ 40,249        -   $ 70,565    $ 4,861    $ 20,013    $ 39,158    $ 9,999   $ 82,611
Specialty Property &       257      20,661      1,764        -     21,585      1,535      14,644       6,197      2,607     25,480
   Casualty
                    ---------------------------------------------------------------------------------------------------------------
   Total              $ 21,299    $ 39,523   $ 42,013        -   $ 92,150    $ 6,396    $ 34,657    $ 45,355   $ 12,606  $ 108,091
                    ---------------------------------------------------------------------------------------------------------------

                                                            As of and for the year ended December 31, 1996

Surety                $ 16,099    $ 20,607   $ 32,878        -   $ 65,501    $ 5,037    $ 27,836    $ 33,373   $ 10,346   $ 72,170
Specialty Property &         2      21,402      1,061        -     22,382      1,770      18,811       4,992      2,352     25,072
   Casualty
                    ---------------------------------------------------------------------------------------------------------------
   Total              $ 16,101    $ 42,009   $ 33,939        -   $ 87,883    $ 6,807    $ 46,647    $ 38,365   $ 12,698   $ 97,242
                    ---------------------------------------------------------------------------------------------------------------


(1)   Allocation based upon net premiums written

The Board of Directors
Amwest Insurance Group, Inc.:

We consent to incorporation by reference in registration statements Nos. 33-11020, 33-24243 and 33-38128 on Form S-8 and in registration statements Nos. 33-28645, 33-37984, 333-61819 and 333-17109 on Form S-3 of Amwest Insurance
Group, Inc. of our reports dated February 3, 1998, relating to the consolidated balance sheets of Amwest Insurance Group, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations and comprehensive income, cash flows and changes in stockholders' equity and related schedules for each of the years in the three-year period ended December 31, 1998, which reports appear in the December 31, 1998 annual report on Form 10-K of Amwest Insurance Group, Inc.





                                                              KPMG LLP





Los Angeles, California
March 29, 1999

                          INDEPENDENT AUDITORS' REPORT







The Board of Directors and Stockholders

Amwest Insurance Group, Inc.:

Under date of February 3, 1998, we reported on the consolidated balance sheets of Amwest Insurance Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive income, cash flows and changes in stockholders' equity for each of the years in the three-year period ended December 31, 1998, as contained in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





                                                                KPMG LLP





 Los Angeles, California
February 3, 1999