Form 10-Q
period 1999-03-31
AMWEST INSURANCE GROUP INC
filed 1999-05-17
CIK 780118

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

                                       OR

                 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

                         Commission file number: 1-9580

                          AMWEST INSURANCE GROUP, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                             95-2672141
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)


5230 Las Virgenes Road
Calabasas,California                                                     91302
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code:              (818)871-2000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No

As of May 13, 1999, 4,317,134 shares of common stock, $.01 par value, were outstanding.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES


                                      INDEX


  Part I.   FINANCIAL INFORMATION:

     Item 1
       Consolidated Statements of Operations and Comprehensive Income for the
       three months ended March 31, 1999 and 1998                             3

       Consolidated Balance Sheets as of March 31, 1999 and December
       31, 1998                                                               4

       Consolidated Statements of Cash Flows for the three months ended
       March 31,1999 and 1998                                                 6

       Notes to Interim Consolidated Financial Statements                     8

    Item 2
       Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                                  9

       Part II.   OTHER INFORMATION:

    Item 1
       Legal Proceedings                                                     13

    Item 2
       Changes in Securities                                                 13

    Item 3
       Defaults Upon Senior Securities                                       13

    Item 4
       Submission of Matters to a Vote of Security Holders                   13

    Item 5
       Other Information                                                     13

    Item 6
       Exhibits and Reports on Form 8-K                                      13

                         PART I - FINANCIAL INFORMATION

                                     Item 1

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (unaudited)

                      (In thousands,except per share data)


                                                                                    Three months ended
                                                                                        March 31,

                                                                                    1999        1998
OPERATIONS
Underwriting revenues:
    Net premiums written .......................................................   $ 25,642    $ 26,944
    Net change in unearned premiums ............................................      1,351         180
                                                                                   --------    --------
          Net premiums earned ..................................................    26,993      27,124

Underwriting expenses:
    Net losses and loss adjustment expenses ....................................     9,086       8,908
    Policy acquisition costs ...................................................    12,540      14,146
    General operating costs ....................................................     3,979       3,155
                                                                                  --------    --------
       Total underwriting expenses .............................................    25,605      26,209
                                                                                  --------    --------

          Underwriting income ..................................................     1,388         915

Interest expense ...............................................................      (554)       (405)
Net investment income ..........................................................     1,769       1,577
Net realized gains .............................................................       740         820

                                                                                   --------   --------
    Income before income taxes .................................................     3,343       2,907

Provision for income taxes:
    Current ....................................................................       755         700
    Deferred ...................................................................       222         151
                                                                                   --------    --------
       Total provision for income taxes ........................................       977         851
                                                                                   --------    --------

          Net income ...........................................................  $  2,366    $  2,056
                                                                                  ========    ========

Earnings per common share:
    Basic ......................................................................  $   0.55    $   0.49
                                                                                  ========    ========
    Diluted ....................................................................  $   0.55    $   0.48
                                                                                  ========    ========

COMPREHENSIVE INCOME (LOSS)
Net income (loss) ..............................................................  $  2,366    $  2,056
Other comprehensive income, net of  tax:
    Unrealized gains (losses) on securities, net of income taxes of
         $595 and $(717), respectively .........................................      (603)      2,003
    Reclassification adjustment for gains included in net income ...............      (552)       (612)
                                                                                  --------    --------

               Comprehensive income (loss) .....................................  $  1,211    $  3,447
                                                                                  ========    ========

          See accompanying notes to interim consolidated financial statements.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                                            March 31,  December 31,
                                                                                              1999        1998
                                                                                            --------   --------
                                                                                           (unaudited)
Investments, available-for-sale:
Fixed maturities, at market value (amortized cost of $105,677 and
     $105,355 at March 31, 1999 and December 31, 1998,
     respectively)                                                                          $106,006   $107,227

Common equity securities, at market value (cost of $6,321 and $7,692 at March 31, 1999 and December 31, 1998,
     respectively)                                                                             9,829     10,572

Preferred equity securities, at market value (cost of $4,320 and
     $4,258 at March 31, 1999 and December 31, 1998,
     respectively)                                                                             4,205      4,265

Other invested assets (cost of $3,862 and $4,058 at March 31,
      1999 and December 31, 1998, respectively)                                                3,465      4,375

Short-term investments                                                                         3,411      2,201
                                                                                            --------   --------

Total investments                                                                            126,916    128,640

Cash and cash equivalents                                                                      4,282      2,431
Accrued investment income                                                                      1,615      1,470
Agents balances and premiums receivable (less allowance for doubtful accounts of $1,015 at March 31, 1998 and December 31, 1998,
     respectively)                                                                            19,174     17,309
Reinsurance recoverable:
     Paid loss and loss adjustment expenses                                                    8,363      6,236
     Unpaid loss and loss adjustment expenses                                                 10,659      9,837
Ceded unearned premiums                                                                        8,723      8,584
Deferred policy acquisition costs                                                             20,709     20,209
Furniture, equipment and improvements, net                                                     6,433      6,267
Current Federal income taxes                                                                     172        951
Other assets                                                                                  15,885     14,357
                                                                                            --------   --------

         Total assets                                                                       $222,931   $216,291
                                                                                            ========   ========

                         AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS (Continued)
                                 (Dollars in thousands)

                              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   March 31,                December 31,
                                                                                     1999                      1998
                                                                               --------------             --------------
                                                                                  (unaudited)
Liabilities:
     Unpaid losses and loss adjustment expenses                                      $ 39,042                   $ 42,244
     Unearned premiums                                                                 50,415                     51,627
     Funds held                                                                        37,839                     30,542
     Deferred Federal income taxes                                                      2,812                      3,185
     Bank indebtedness                                                                 14,500                     14,500
     Amounts due to reinsurers                                                          6,581                      4,393
     Other liabilities                                                                  8,659                      7,898
                                                                         ---------------------     ---------------------

         Total liabilities                                                            159,848                    154,389

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000
         Shares authorized; issued and outstanding: none                                    -                          -
     Common stock, $.01 par value, 10,000,000
         Shares authorized, issued and outstanding: 4,315,607 at March
         31, 1999 and 4,311,580 at December 31, 1998                                       43                         39
     Additional paid-in capital                                                        19,532                     19,183
     Net unrealized appreciation of investments carried at
          Market, net of income taxes                                                   2,194                      3,349
     Retained earnings                                                                 41,314                     39,331
                                                                         ---------------------     ---------------------

         Total stockholders' equity                                                    63,083                     61,902
                                                                         ---------------------     ---------------------

                  Total liabilities and stockholder' equity                          $222,931                  $216,291
                                                                         =====================     =====================



           See accompanying notes to interim consolidated financial statements.

                         AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (unaudited)
                                     (Dollars in thousands)

                                                                                            Three months ended
                                                                                                 March 31,
                                                                                        1999                      1998
Cash flows from operating activities:

     Net income                                                                       $ 2,366                   $ 2,056
     Adjustments to reconcile net income to cash provided by operating activities:

        Change in agents' balances and premiums receivable and unearned
            premiums                                                                  (3,078)                   (3,467)
        Change in accrued investment income                                             (145)                      (57)
        Change in unpaid losses and loss adjustment expenses                          (3,202)                     (467)
        Change in reinsurance recoverable on paid and unpaid losses and loss adjustment expenses and ceded unearned premiums
                                                                                      (3,087)                       771
        Change in amounts due to reinsurers                                             2,188                       144
        Change in other assets and other liabilities                                  (1,024)                       495
        Change in income taxes, net                                                     1,001                     1,848
        Change in deferred policy acquisition costs                                     (501)                     (304)
        Net realized (gain) on sale of investments                                      (740)                     (819)
        Net realized loss on sale of fixed assets                                         (4)                         2
        Provision for depreciation and amortization                                       493                       393
                                                                         ---------------------     ---------------------

              Net cash provided (used) by operating activities                        (5,733)                       595

Cash flows from investing activities:

     Cash received from investments sold prior to maturity                              2,761                    16,753
     Cash received from investments  matured or called                                 14,929                     3,561
     Cash paid for investments acquired                                              (17,021)                  (20,229)
     Amortization of discount on bonds                                                     43                        33
     Capital expenditures, net                                                          (655)                     (388)
     Acquisition of agencies, net                                                         259                     (600)
                                                                         ---------------------     ---------------------

         Net cash provided (used) by investing activities                                 316                     (870)












Cash flows from financing activities:

     Proceeds from issuance of common stock                                               358                       179
     Change in funds held as collateral                                                 7,298                     3,375
     Dividends paid                                                                     (388)                     (381)
                                                                         ---------------------     ---------------------

        Net cash provided by financing activities                                       7,268                     3,173
                                                                         ---------------------     ---------------------

Net increase in cash and cash equivalents                                               1,851                     2,898

Cash and cash equivalents at beginning of period                                        2,431                     3,807
                                                                         ---------------------     ---------------------

Cash and cash equivalents at end of period                                           $  4,282                  $  6,705
                                                                         =====================     =====================





Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest                                                                          $  554                    $  405
     Income taxes                                                                           1                       162








 See accompanying notes to interim consolidated financial statements.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
               Notes to Interim Consolidated Financial Statements
                                   (unaudited)


(1) Basis of Presentation
The interim consolidated financial statements presented herein are unaudited and, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. All such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(2) Stock Dividend
The Company paid a 10% stock dividend to stockholders of record as of March 31, 1999. All share and per share amounts included in the accompanying consolidated financial statements and notes are based on the increased number of shares giving retroactive effect to the stock dividend.

(3) Earnings Per Share
Basic EPS is calculated based on the weighted average number of common shares outstanding and diluted EPS includes the effects of dilutive potential common shares. The calculation of basic and diluted EPS for the three months ended March 31,1999 and 1998 is as follows:

                                                                                  Three months ended March 31,
                                                                  Income              Shares               Per-Share
                                                                  (Numerator)         (Denominator)        Amount
                                                                  ($ in thousands)                         (Dollars)
                                                                  ------------------- -------------------- ----------------

        Basic EPS:
        1999                                                      $     2,366         4,313,522            $      .55
        1998                                                      $     2,056         4,181,909            $      .49

        Effect of Dilutive Securities:
        1999                                                                          21,218
        1998                                                                          87,551

        Diluted EPS:
        1999                                                      $     2,366         4,334,740            $      .55
        1998                                                      $     2,056         4,269,460            $      .48


                 Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

Premiums written increased 10% from $29,342,000 for the three months ended March 31, 1998 to $32,135,000 for the three months ended March 31, 1999.

The premium growth was primarily due to premium increases in the surety product lines. Premiums for the surety operations increased 11% from $22,634,000 for the three months ended March 31, 1998 to $25,033,000 for the three months ended March 31, 1999. The increase is attributable to strong writings in the contract surety and court operations.

Premiums for the property and casualty operations also increased 6% from $6,708,000 for the three months ended March 31, 1998 to $7,102,000 for the three months ended March 31, 1999, primarily due to increased writings in the California non-standard automobile product.

Net premiums earned decreased slightly from $27,124,000 for the three months ended March 31, 1998 to $26,993,000 for the three months ended March 31, 1999. The decrease in net premiums earned reflects the increased premium writings offset by increased premiums ceded as a result of changes in the Company's reinsurance program during the third quarter of 1998 at which time the Company commenced ceding 15% of surety premiums written on a quota share basis. The Company generally earns premiums ratably over the assigned bond terms for the surety operations and the policy term for the specialty property and casualty operations.

Net losses and loss adjustment expenses increased 2% from $8,908,000 for the three months ended March 31, 1998 to $9,086,000 for the three months ended March 31, 1999. This resulted in a slight increase in the loss and loss adjustment expense ratio from 33% in 1998 to 34% in 1999. The loss ratio for the surety operations increased from 22% in 1998 to 26% in 1999 due to increase in claims activity for the contract and commercial surety product lines during the first quarter. The increased loss ratio in the surety operations is offset by improved loss ratio for the property and casualty operations. The loss ratio for the property and casualty operations decreased from 77% in 1998 to 63% in 1999 due to improved loss experience in the commercial auto liability line of business.

Policy acquisition costs decreased as a percentage of net premiums earned from 52%, or $14,146,000 to 46%, or $12,540,000 for the three months ended March 31, 1998 and 1999, respectively. The decrease is primarily attributable to an increase in ceding commissions earned by the Company on its quota share reinsurance treaties.

General operating costs increased as a percentage of net premiums earned from 12%, or $3,155,000 for the three months ended March 31, 1998 to 15%, or $3,979,000 for the three months ended March 31, 1999. The increase in the ratio is due to increased costs in servicing an increased premium base.

The Company's underwriting income increased from $915,000 for the three months ended March 31, 1998 to $1,388,000 for the three months ended March 31, 1999. The combined ratio decreased from 97% for the three months ended March 31, 1998 to 95% for the three months ended March 31, 1999, due to a combination of the factors discussed above.

Interest expense increased from $405,000 for the three months ended March 31, 1998 to $554,000 for the three months ended March 31, 1999. This increase is attributable to an increase in average funds held on which the Company pays interest from $24,804,000 for the three months ended March 31, 1998 to $34,191,000 for the three months ended March 31, 1999. Collateral rates are adjusted at various times throughout the year in accordance with general market conditions.

Net investment income and realized gains increased 5% from $2,397,000 for the three months ended March 31, 1998 to $2,509,000 for the three months ended
March 31, 1999. The increase in net investment income is primarily due to an increase in the amount of average invested assets from $122,087,000 at March 31, 1998 to $127,778,000 at March 31, 1999. This is partially offset by a decrease in net realized gains. The investments sold during the three months ended March 31, 1999 were primarily equity securities and certain fixed income investments including mortgage-backed and municipal bond securities.

Income before income taxes increased from $2,907,000 for the three months ended March 31, 1998 to $3,343,000 for the three months ended March 31, 1999 due to the factors outlined above.

The effective tax rate was 29% for the three months ended March 31, 1998 and March 31, 1999. The primary reason for the variance from the corporate income tax rate of 34% is tax advantaged income received on a portion of the Company's investment portfolio offset by certain non-deductible expenses.

Net income increased from $2,056,000 for the three months ended March 31, 1998 to $2,366,000 for the three months ended March 31, 1999 due to the factors outlined above.


Liquidity and Capital Resources

As of March 31, 1999, the Company held total cash and cash equivalents and invested assets of $131,198,000. This amount includes an aggregate of $37,839,000 in funds held which is shown as a liability on the Company's consolidated balance sheets. As of March 31, 1999, the Company's invested assets consisted of $106,006,000 in fixed maturities, held at market value, $9,829,000 in common equity securities, $4,205,000 in preferred equity securities, $3,465,000 in other invested assets and $3,411,000 in short-term investments, including certificates of deposit with original maturities less than one year.

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

The Company has entered into a revolving credit agreement, as amended, with Union Bank for $15,000,000. The bank loan has a variable rate of interest based upon fluctuations in the London Interbank Offered Rate (LIBOR) and has amortizing principal payments. The first installment is due September 30, 2000. The interest rate at March 31, 1999 was 7.1%. The credit agreement contains certain financial covenants with respect to capital expenditures, business acquisitions, liquidity ratio, leverage ratio, tangible net worth, net profit and dividend payments.

The Company is a party to a lease with ACD2 for its corporate headquarters.
This lease has a term of 15 years and contains provisions for scheduled lease charges. The Company's minimum commitment with respect to this lease in 1999 is approximately $699,000. The Company has the option to purchase this home office building and land commencing on April 27, 2000 and extending for a six month period at a predetermined rate for the building, with the value of land based on then existing market rates.

Other than the Company's obligations with respect to funds held as collateral and the Company's obligation to pay claims as they arise, the Company's commitments to pay principal and interest on the bank debt and lease expenses as noted above, the Company has no significant cash commitments.


The Company believes that its cash flows from operations and other present sources of capital are sufficient to sustain its needs for at least the remainder of 1999.

The Company generated $595,000 in cash from operating activities for the three months March 31, 1998 as compared to using $5,733,000 for the three months ended March 31, 1999. The Company used $870,000 in cash for investing activities for the three months ended March 31, 1998 as compared to generating $316,000 for the three months ended March 31, 1999. The Company generated $3,173,000 in cash from financing activities for the three months ended March 31, 1998 as compared to generating $7,268,000 for the three months ended March 31, 1999.

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

                                     TABLE 1

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                 SUMMARY OF PREMIUMS AND LOSSES BY PRODUCT LINE
                             (Dollars in thousands)

                                                                Three months ended                        Year ended
                                                                     March 31,                           December 31,
                    Type of Bond                                 1999             1998              1998             1997

Total Surety
    Gross premiums written                                    $  25,033        $  22,634         $ 102,270         $ 82,611
    Net premiums earned                                          21,500           21,931            84,166           70,565
    Net losses and loss adjustment expenses                       5,641            4,908            23,262           20,013
     Other expenses                                              14,537           15,104            57,215           49,157
     Underwriting income                                          1,322            1,919             3,689            1,394
    Loss and loss adjustment expense ratio                          26%              22%               28%              28%
     Expense ratio                                                  68%              69%               68%              70%
     Combined ratio                                                 94%              91%               96%              98%

Property & Casualty
    Gross premiums written                                      $ 7,102          $ 6,708          $ 30,549         $ 25,480
    Net premiums earned                                           5,493            5,193            21,805           21,585
    Net losses and loss adjustment expenses                       3,445            4,000            17,569           14,644
     Other expenses                                               1,982            2,197             8,047            8,804
     Underwriting income (loss)                                      66          (1,004)           (3,811)          (1,863)
    Loss and loss adjustment expense ratio                          63%              77%               81%              68%
     Expense ratio                                                  36%              42%               37%              41%
     Combined ratio                                                 99%             119%              118%             109%

Total Company
    Gross premiums written                                     $ 32,135         $ 29,342         $ 132,819        $ 108,091
    Net premiums earned                                          26,993           27,124           105,971           92,150
    Net losses and loss adjustment expenses                       9,086            8,908            40,831           34,657
     Other expenses                                              16,519           17,301            65,262           57,961
     Underwriting income (loss)                                   1,388              915             (122)            (467)
    Loss and loss adjustment expense ratio                          34%              33%               39%              38%
     Expense ratio                                                  61%              64%               62%              63%
     Combined ratio                                                 95%              97%              100%             101%


                           PART II - OTHER INFORMATION

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES



Items 1-5:  LEGAL PROCEEDINGS, CHANGE IN SECURITIES, DEFAULTS UPON SENIOR
            SECURITIES,SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS, OTHER INFORMATION

            None

Item 6:     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits
                    See the Exhibit Index on page 15.

            (b)  Reports on Form 8-K
                    There were no reports filed on Form 8-K during the three months ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   AMWEST INSURANCE GROUP, INC.





Date: May 13, 1999                              by: /s/         JOHN E. SAVAGE
                                                                John E. Savage
                                             President, Chief Executive Officer
                                                    and Chief Operating Officer
                                                  (Principal Executive Officer)





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

    11   Statement re computation of per share earnings           Page 8, Note 3

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