Form 10-Q
period 1999-06-30
AMWEST INSURANCE GROUP INC
filed 1999-08-11
CIK 780118

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

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

As of August 10, 1999, 4,328,210 shares of common stock, $.01 par value, were outstanding.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES


                                      INDEX


Part I.   FINANCIAL INFORMATION:

     Item 1
       Consolidated Statements of Operations for the three months and
       six months ended June 30, 1999 and 1998 (unaudited)                  3

       Consolidated Balance Sheets as of June 30, 1999 (unaudited) and
       December 31, 1998                                                    4

       Consolidated Statements of Cash Flows for the three months and
       six months ended June 30, 1999 and 1998 (unaudited)                  6

       Notes to Interim Consolidated Financial Statements                   8

    Item 2
       Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                                9

Part II.   OTHER INFORMATION:

    Item 1
       Legal Proceedings                                                   16

    Item 2
       Changes in Securities                                               16

    Item 3
       Defaults Upon Senior Securities                                     16

    Item 4
       Submission of Matters to a Vote of Security Holders                 16

    Item 5
       Other Information                                                   17

    Item 6
       Exhibits and Reports on Form 8-K                                    17

                         PART I - FINANCIAL INFORMATION

                                     Item 1
                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)

                                                                                   Three months ended         Six months ended
                                                                                        June 30,                  June 30,
                                                                                        --------                  --------
                                                                                     1999        1998         1999        1998
                                                                                     ----        ----         ----        ----
OPERATIONS
Gross premiums written                                                             $ 36,042    $ 35,044    $ 68,177    $ 64,386
                                                                                   --------    --------    --------    --------

Net premiums earned ............................................................   $ 26,986    $ 27,248    $ 53,979    $ 54,372
Net investment income ..........................................................      1,705       1,560       3,474       3,137
Net realized investment gains ..................................................      1,297       1,065       2,037       1,885
Commissions and fees ...........................................................        522         515       1,129         728
                                                                                   --------    --------    --------    --------
          Total revenues .......................................................     30,510      30,388      60,619      60,122
                                                                                   --------    --------    --------    --------

Net losses and loss adjustment expenses ........................................     10,003      11,188      19,089      20,096
Policy acquisition costs .......................................................     12,736      13,317      25,923      27,464
General operating costs ........................................................      4,558       3,794       8,497       7,161
Interest expense ...............................................................        493         506       1,047         911
                                                                                   --------    --------    --------    --------
         Total expenses ........................................................     27,790      28,805      54,556      55,632
                                                                                   --------    --------    --------    --------

Income before income taxes .....................................................      2,720       1,583       6,063       4,490
Provision for income taxes .....................................................        980         608       1,958       1,459
                                                                                   --------    --------    --------    --------

       Net income ..............................................................   $  1,740    $    975    $  4,105    $  3,031
                                                                                   ========    ========    ========    ========

Earnings per common share:
       Basic ...................................................................   $   0.40    $   0.23    $   0.95    $   0.72
                                                                                   ========    ========    ========    ========
         Diluted ...............................................................   $   0.40    $   0.22    $   0.95    $   0.70
                                                                                   ========    ========    ========    ========

COMPREHENSIVE INCOME (LOSS)
Net income .....................................................................   $  1,740    $    975    $  4,105    $  3,031
Other comprehensive income (loss):
  Unrealized  gains(losses)  on securities,  net of income taxes of $253 and $49 for the three months ended June 30, 1999 and 1998,  and $563 and $(982) for the six months
     ended June 30, 1999 and 1998, respectively ................................       (491)        (96)     (1,093)      1,907
  Reclassification adjustment for gains included in
      net income ...............................................................       (822)       (659)     (1,374)     (1,271)
                                                                                   --------    --------    --------    --------

            Comprehensive income ...............................................   $    427    $    220    $  1,638    $  3,667
                                                                                   ========    ========    ========    ========

See accompanying notes to interim  consolidated financial statements.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                                        June 30,                December 31,
                                                                                          1999                      1998
                                                                                  --------------------      ---------------------
                                                                                      (unaudited)
Investments:
Fixedmaturities,  available-for-sale (amortized cost of $104,145 and $105,355 at
     June 30, 1999 and December 31, 1998, respectively)
                                                                                        $102,537                  $107,227

Common equity securities,  available-for-sale (cost of $4,124 and $7,692 at June
     30, 1999 and December 31, 1998, respectively)
                                                                                           6,837                    10,572

Preferred equity  securities,  available-for-sale  (cost of $4,417 and $4,258 at
     June 30, 1999 and December 31, 1998, respectively)
                                                                                           4,695                     4,265

Other invested assets (cost of $7,478 and $4,058 at June 30,
      1999 and December 31, 1998, respectively)                                            7,430                     4,375

Short-term investments                                                                     2,482                     2,201
                                                                                  --------------------      ---------------------

Total investments                                                                         123,981                   128,640

Cash and cash equivalents                                                                  1,779                     2,431
Accrued investment income                                                                  1,557                     1,470
Agents balances and premiums receivable (less allowance for doubtful accounts of
     $1,015 at June 30, 1999 and December 31, 1998,
     respectively)                                                                        22,237                    17,309
Reinsurance recoverable:
     Paid loss and loss adjustment expenses                                                5,140                     6,236
     Unpaid loss and loss adjustment expenses                                             11,941                     9,837
Ceded unearned premiums                                                                    7,810                     8,584
Deferred policy acquisition costs                                                         22,274                    20,209
Furniture, equipment and improvements, net                                                 6,475                     6,267
Income taxes recoverable                                                                     121                       951
Other assets                                                                              17,904                    14,357
                                                                                  --------------------      ---------------------

         Total assets                                                                   $221,219                  $216,291
                                                                                  ====================      =====================


                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                    (Dollars in thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       June 30,                 December 31,
                                                                                         1999                       1998
                                                                                  --------------------      ---------------------
                                                                                      (unaudited)
Liabilities:
     Unpaid losses and loss adjustment expenses                                        $ 38,932                    $ 42,244
     Unearned premiums                                                                   52,779                      51,627
     Funds held                                                                          40,405                      30,542
     Bank indebtedness                                                                   14,500                      14,500
     Amounts due to reinsurers                                                              331                       4,393
     Deferred Federal income taxes                                                        2,411                       3,185
     Other liabilities                                                                    8,689                       7,898
                                                                                  --------------------      ---------------------

         Total liabilities                                                              158,047                     154,389

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000
         shares authorized; issued and outstanding: none                                      -                           -
     Common stock, $.01 par value, 10,000,000
         shares authorized, issued and outstanding: 4,316,977 at June
         30, 1999 and 4,311,580 at December 31, 1998                                         43                          39
     Additional paid-in capital                                                          19,583                      19,183
     Net unrealized appreciation of investments carried at market, net
         of income taxes                                                                    881                       3,349
     Retained earnings                                                                   42,665                      39,331
                                                                                   -------------------      ---------------------

         Total stockholders' equity                                                      63,172                      61,902
                                                                                  --------------------      ---------------------

                  Total liabilities and stockholders' equity                           $221,219                    $216,291
                                                                                  ====================      =====================


See accompanying notes to interim  consolidated financial statements.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Dollars in thousands)

                                                                    Three months ended                        Six months ended
                                                                         June 30,                                 June 30,
                                                                         --------                                 --------
                                                                 1999                1998                 1999                1998
                                                                 ----                ----                 ----                ----
Cash flows from operating activities:

     Net income                                                 $ 1,740              $ 975               $ 4,105            $ 3,031
     Adjustments to reconcile net income to cash provided
         by operating activities:

        Change in agents' balances and premiums receivable
        and unearned premiums                                      (699)              3,138               (3,776)              (329)
        Change in accrued investment income                          58                  15                  (87)               (42)
        Change in unpaid losses and loss adjustment expenses       (110)              1,907               (3,312)             1,440
        Change in reinsurance recoverable on paid and
            unpaid losses and loss adjustment expenses and
            ceded unearned premiums                               2,854              (1,585)                (234)              (814)
        Change in amounts due to/from reinsurers                 (6,250)                289               (4,062)               433
        Change in other assets and other liabilities             (1,988)              2,631               (3,011)             3,126
        Change in income taxes, net                                 326                (451)               1,327              1,397
        Change in deferred policy acquisition costs              (1,565)             (1,852)              (2,065)            (2,156)
        Net realized gain on sale of investments                 (1,297)             (1,066)              (2,037)            (1,885)
        Net realized (gain)loss on sale of fixed assets              (1)                  6                   (5)                 8
        Provision for depreciation and amortization                 454                 356                  947                749
                                                            ----------------    ---------------      ---------------- --------------

       Net cash provided (used) by operating activities
                                                                 (6,478)              4,363              (12,210)             4,958

Cash flows from investing activities:

     Cash received from investments sold  prior to
         maturity                                                12,489             15,214                27,418             31,967
     Cash received from investments matured or called
                                                                  3,613              3,347                 6,374              6,908
     Cash paid for investments acquired                         (13,907)           (23,207)              (30,928)           (43,436)
     Amortization of discount on bonds                               47                 42                    93                 75
     Capital expenditures, net                                     (495)              (488)               (1,150)              (876)
     Acquisition of agencies, net                                     -                (73)                  256               (673)
                                                            ----------------    ---------------      ----------------   ------------

     Net cash provided (used) by investing activities
                                                                  1,747             (5,165)                2,063             (6,035)





Cash flows from financing activities:

     Proceeds from issuance of common stock                          51                540                   409                719
     Change in funds held                                         2,566                940                 9,863              4,315
     Dividends paid                                                (389)              (390)                 (777)              (771)
                                                             ---------------    ----------------   ----------------     ------------

     Net cash provided by financing activities
                                                                  2,228              1,090                 9,495              4,263
                                                            ----------------    ---------------      ----------------   ------------

Net increase (decrease) in cash and cash equivalents
                                                                 (2,503)               288                  (652)             3,186

Cash and cash equivalents at beginning of period                  4,282              6,705                 2,431              3,807
                                                            ----------------    ---------------      ----------------   ------------

Cash and cash equivalents at end of period                      $ 1,779            $ 6,993                $1,779             $6,993
                                                            ================    ===============      ================   ============





Supplemental disclosures of cash flow information:

Cash paid during the period for:

     Interest                                                   $  493             $  506                $ 1,047             $  911

     Income taxes                                                  654              1,565                    655              1,727







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

         (2)  Stock Dividend
         On April 15, 1999, the Company paid a 10% stock dividend to stockholders of record as of March 31, 1999. All share and per share amounts included in the accompanying consolidated financial statements and notes are based on the increased number of shares giving retroactive effect to the stock dividend.

     (3)  Earnings Per Share
      Basic EPS is calculated based on the weighted average number of common shares outstanding and diluted EPS includes the effects of dilutive potential common shares. The calculation of basic and diluted EPS for the three months ended June 30, 1999 and 1998 is as follows:

                                                                             Three months ended June 30,
                                                                  Income              Shares               Per-Share
                                                                  (Numerator)         (Denominator)        Amount
                                                                  ($ in thousands)                         (Dollars)
                                                                  ------------------- -------------------- ----------------

        Basic EPS:
        1999                                                      $      1,740        4,318,254            $      .40
        1998                                                      $        975        4,248,499            $      .23

        Effect of Dilutive Securities:
        1999                                                                              6,910
        1998                                                                            110,615

        Diluted EPS:
        1999                                                      $      1,740        4,325,164             $      .40
        1998                                                      $        975        4,359,114             $      .22


                 Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations

         Premiums written increased 3% and 6% from $35,044,000 and $64,386,000 for the three months and six months ended June 30, 1998, respectively, to $36,042,000 and $68,177,000 for the three months and six months ended June 30, 1999, respectively.

         The premium growth was due to premium increases in the surety product lines. Premiums for the surety business increased 6% and 8% from $27,208,000 and $49,842,000 for the three months and six months ended June 30, 1998, respectively, to $28,916,000 and $53,949,000 for the three months and six months ended June 30, 1999, respectively. The increase is attributable to increased writings in the commercial surety and court operations.

         Premiums for the property and casualty business decreased 9% and 2% from $7,836,000 and $14,544,000 for the three months and six months ended June 30, 1998, respectively, to $7,126,000 and $14,228,000 for the three months and six months ended June 30, 1999, respectively. The decrease is primarily due to discontinuation of the Arizona Private Passenger Automobile and California Homeowners programs in 1999.

         Net premiums earned decreased 1% from $27,248,000 and $54,372,000 for the three months and six months ended June 30, 1998, respectively, to $26,986,000 and $53,979,000 for the three months and six months ended June 30, 1999, respectively. The decrease is primarily attributable to an increase in premiums ceded by the Company pursuant to its quota share reinsurance treaties. The Company generally earns premiums ratably over the assigned bond terms for the surety business and the policy term for the specialty property and casualty business.

         Net investment income increased 9% and 11% from $1,560,000 and $3,137,000 for the three months and six months ended June 30, 1998, respectively, to $1,705,000 and $3,474,000 for the three months and six months ended June 30, 1999, respectively. The increase is due to an increase in the amount of average invested assets from $124,340,000 at June 30, 1998 to $126,311,000 at June 30, 1999, and higher investment yields in 1999 due to rising interest rates in 1999. Realized investment gains increased from $1,065,000 and $1,885,000 for the three months and six months ended June 30, 1998, respectively, to $1,297,000 and $2,037,000 for the three months and six months ended June 30, 1999, respectively. The investments sold during the three months and six months ended June 30, 1999 were primarily equity securities and certain fixed income investments including mortgage-backed and municipal bond securities.

         Commissions and fees increased 1% and 55% from $515,000 and $728,000 for the three months and six months ended June 30, 1998, respectively, to $522,000 and $1,129,000 for the three months and six months ended June 30, 1999, respectively. The increase is primarily due to an increase in fee income from the Liberty Retail Bail division which was purchased in May, 1998.

         Net losses and loss adjustment expenses decreased 11% and 5% from $11,188,000 and $20,096,000 for the three months and six months ended June 30, 1998, respectively, to $10,003,000 and $19,089,000 for the three months and six months ended June 30, 1999, respectively. This decrease was driven by the surety business where the loss and loss adjustment expense ratio decreased from 31% and 27% for the three months and six months ended June 30, 1998, respectively, to 18% and 22% for the three months and six months ended June 30, 1999, respectively. The loss and loss adjustment expense ratio for the property and casualty operations increased from 80% and 79% for the three months and six months ended June 30, 1998, respectively, to 112% and 88% for the three months and six months ended June 30, 1999, respectively, primarily due to an increase of $1,800,000 for prior accident years, primarily relating to the 1997 underwriting year for the commercial trucking product.

         Policy acquisition costs decreased as a percentage of net premiums earned from 49%, or $13,317,000, and 51%, or $27,464,000, for the three months and six months ended June 30, 1998, respectively, to 47%, or $12,736,000, and 48%, or $25,923,000, for the three months and six months ended June 30, 1999, respectively. The decrease is primarily attributable to an increase in ceding commissions earned by the Company pursuant to its quota share reinsurance treaties.

         General operating costs increased as a percentage of net premiums earned from 14%, or $3,794,000, and 13%, or $7,161,000, for the three months and six months ended June 30, 1998, respectively, to 17%, or $4,558,000, and 16%, or $8,497,000, for the three months and six months ended June 30, 1999, respectively. The increase is primarily attributable to accrued severance expenses relating to personnel changes in the property and casualty operations during 1999 as well as higher bonus accruals in 1999 due to improved profitability.

         Interest expense decreased 3% from $506,000 to $493,000 for the three months ended June 30, 1998 and June 30, 1999, respectively, and increased 15% from $911,000 to $1,047,000 for the six months ended June 30, 1998 and June 30, 1999, respectively. The increase is attributable to an increase in average funds held on which the Company pays interest from $25,274,000 for the six months ended June 30, 1998 to $35,474,000 for the six months ended June 30, 1999. This is partially offset by a decrease in the interest rate on the bank indebtedness from an average rate of 7.5% for the six months ended June 30, 1998 to an average rate of 6.9% for the six months ended June 30, 1999.

         Income before income taxes increased from $1,583,000 and $4,490,000 for the three months and six months ended June 30, 1998, respectively, to $2,720,000 and $6,063,000 for the three months and six months ended June 30, 1999, respectively, due to the factors outlined above.

         The effective tax rate was 38% and 32% for the three months and six months ended June 30, 1998 as compared to an effective tax rate of 36% and 32% for the three months and six months ended June 30, 1999. The primary reason for the variance from the corporate income tax rate of 34% is tax advantaged income received on a portion of the Company's investment portfolio offset by certain non-deductible expenses. The Company has recorded for the six months ended June 30, 1999 its estimated effective tax rate for the year based on current underwriting and investment income recorded.
         Changes to the Company's estimated effective tax rate are recorded quarterly.

         Net income increased from $975,000 and $3,031,000 for the three months and six months ended June 30, 1998, respectively, to $1,740,000 and $4,105,000 for the three months and six months ended June 30, 1999, respectively, due to the factors outlined above.

         Liquidity and Capital Resources

         As of June 30, 1999, the Company held total cash and cash equivalents and invested assets of $125,760,000. This amount includes an aggregate of $40,405,000 in funds held which is shown as a liability on the Company's consolidated balance sheets. As of June 30, 1999, the Company's invested assets consisted of $102,537,000 in fixed maturities, $6,837,000 in common equity securities, $4,695,000 in preferred equity securities, $7,430,000 in other invested assets and $2,482,000 in short-term investments, including certificates of deposit with original maturities less than one year.

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

         The Company has entered into a revolving credit agreement, as amended, with Union Bank for $15,000,000. At June 30, 1999, $14,500,000 of the
         $15,000,000 line is currently utilized leaving $500,000 currently available. The bank loan has a variable rate of interest based upon fluctuations in the London Interbank Offered Rate (LIBOR) and has amortizing principal payments. The first installment is due September 30, 2000. The interest rate at June 30, 1999 was 6.7%. The credit agreement contains certain financial covenants with respect to capital expenditures, business acquisitions, liquidity ratio, leverage ratio, tangible net worth, net profit and dividend payments.

         The Company is a party to a lease with ACD2 for its corporate headquarters. This lease has a term of 15 years and contains provisions for scheduled lease charges. The Company's minimum commitment with respect to this lease in 1999 is approximately $466,000. The Company also has the option to purchase this office building and land commencing on April 27, 2000 and extending for a six month period at a predetermined rate for the building, with the value of land based on then existing market rates.

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

         The Company generated $4,363,000 and $4,958,000 in cash from operating activities for the three months and six months ended June 30, 1998, respectively, as compared to using $6,478,000 and $12,210,000 for the three months and six months ended June 30, 1999, respectively. The increase in usage of funds during the six months ended June 30, 1999 is primarily attributable to the timing of loss and reinsurance payments as well as an increase in agents balances and premiums receivable related to increased premiums written. There has been no significant increase in agents balance bad debt write offs, which is closely monitored by the Company. The Company used $5,165,000 and $6,035,000 in cash from investing activities for the three months and six months ended June 30, 1998, respectively, as compared to generating $1,747,000 and $2,063,000 for the three months and six months ended June 30, 1999, respectively. The Company generated $1,090,000 and $4,263,000 in cash from financing activities for the three months and six months ended June 30, 1998, respectively, as compared to generating $2,228,000 and $9,495,000 for the three months and six months ended June 30, 1999, respectively.

         Other Matters

             Year 2000 issues:

         The Company has summarized its exposure to Y2K issues by four general categories which are:

           1. Corporate Systems
           2. Surety Specific Systems
           3. Property and Casualty Systems
           4. Third Party (Vendor) Systems

         The Company's state of readiness with respect to each of these categories is as follows:

         Corporate Systems:

         The Company has four significant corporate wide applications which include Oracle financials, the system providing electronic interface between Oracle financials and the Company's bank, fixed asset accounting, payroll, and corporate e-mail. The Company has completed its assessment of these systems and believes that all of these systems are Y2K compliant. This conclusion is based on either certifications received from the third party vendor(s) supplying the system or testing performed by the Company for internally developed or modified systems.

         Surety Specific Systems:

         The Company has fourteen surety specific systems which vary in their significance from critical (such as the surety production system commonly known as ABS) to non-critical applications which only affect a small portion of the surety business (such as several retail bail production systems). The Company has completed its assessment of its fourteen surety specific systems and believes that all of the mission critical surety specific systems are Y2K compliant other than the Company's probate production system, cash collateral system and one bail system. This conclusion is based on either certifications received from the third party vendor(s) supplying the system or testing performed by the Company for internally developed or modified systems. The Company is currently in the process of modifying its ABS system in order for it to be used for probate production and is proceeding with completing system changes for the cash collateral and bail systems. The Company expects that these modifications will be completed during the third quarter of 1999, and will be implemented immediately thereafter.

         Property and Casualty Systems:

         The Company has four mission critical systems for its property and casualty operations. These include a personal lines system supplied by an outside vendor, a commercial lines system also supplied by an outside vendor, a system for electronic transmission of the Company's program business and data replicating software supplied by an outside vendor. The Company has completed its assessment of these four systems and believes that the personal lines system, the internally developed system for electronic transmission of program business and the data replicating system are Y2K compliant while the commercial lines system is not Y2K compliant. This conclusion is based on either certifications received from the third party vendor(s) supplying the system or testing performed by the Company for internally developed or modified systems. The Company is currently in the process of developing a new commercial lines system to replace the non-Y2K compliant system supplied by an outside vendor. The Company currently estimates that this system will be completed and installed during the third quarter of 1999.

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

         Other issues:

         Certain statements contained in this Form 10-Q regard matters which are not historical facts and are forward looking statements. Because such forward looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to: the ineffectiveness of changes made by management, poor results from the Company's new non-premium income generating programs, a deterioration in premiums written or losses incurred in the Company's surety and other specialty businesses, a reduction in the investment yield earned on the Company's investment portfolio, or general economic decline. The Company undertakes no obligation to release publicly the results of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

                                     TABLE 1

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                 SUMMARY OF PREMIUMS AND LOSSES BY PRODUCT LINE
                             (Dollars in thousands)


                                                 Three months ended                Six months ended                  Year ended
                                                      June 30,                         June 30,                     December 31,
              Type of Bond                     1999              1998            1999            1998           1998          1997
              ------------                     ----              ----            ----            ----           ----          ----

Surety
    Gross premiums written                       $28,916          $27,208         $53,949         $49,842      $ 102,270    $ 82,611
    Net premiums earned                           21,395           21,631          42,895          43,562         84,166      70,565
    Net losses and loss adjustment
       expenses                                    3,747            6,689           9,388          11,597         23,262      20,013
    Loss and loss adjustment expense
       ratio                                         18%              31%             22%             27%            28%         28%

Property & Casualty
    Gross premiums written                       $ 7,126          $ 7,836         $14,228         $14,544        $30,549     $25,480
    Net premiums earned                            5,591            5,617          11,084          10,810         21,805      21,585
    Net losses and loss adjustment
       expenses                                    6,256            4,499           9,701           8,499         17,569      14,644
    Loss and loss adjustment expense
       ratio                                        112%              80%             88%             79%            81%         68%

Total Company
    Gross premiums written                       $36,042          $35,044         $68,177         $64,386       $132,819    $108,091
    Net premiums earned                           26,986           27,248          53,979          54,372        105,971      92,150
    Net losses and loss adjustment
       expenses                                   10,003           11,188          19,089          20,096         40,831      34,657
    Loss and loss adjustment expense
       ratio                                         37%              41%             35%             37%            39%         38%


                           PART II - OTHER INFORMATION

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

Items 1-3:        LEGAL PROCEEDINGS, CHANGE IN SECURITIES, DEFAULTS UPON
                  SENIOR SECURITIES

                  None

Item 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (a) The annual meeting of stockholders was held on May 21, 1999.

                  (b) (i) The following directors were elected to serve until the 2002 Annual Meeting of Stockholders or until their successors have been duly elected and qualified:

                           John E. Savage
                           Guy A. Main
                           Thomas R. Bennett

                           (ii) The other directors whose terms of office continued after the meeting are:

                           Richard H. Savage
                           Steven R. Kay
                           Neil F. Pont
                           Bruce A. Bunner
                           Robert W. Kleinschmidt
                           Arthur F. Melton
                           Roland D. Miller
                           Charles L. Schultz

                  (c) (i) Of the 3,850,628 shares represented at the meeting, the directors named in (b) (i) above were elected by the following votes:

                                                          No. of Votes Received
                                                                       Withhold
                                 Name                        For      Authority

                                 John E. Savage           3,847,148       3,480
                                 Guy A. Main              3,843,642       6,986
                                 Thomas R. Bennett        3,845,696       4,932

Item 5:           OTHER INFORMATION

                  None

Item 6:           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits
                           See the Exhibit Index on page 19.

                  (b)      Reports on Form 8-K
                           There were no reports filed on Form 8-K during the three months ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    AMWEST INSURANCE GROUP, INC.





         Date: August 10, 1999                  by:  /s/         JOHN E. SAVAGE
                                          -------------------------------------
                                                                 John E. Savage
                                          President, Co-Chief Executive Officer
                                                    and Chief Operating Officer
                                                  (Principal Executive Officer)



                                                  by:  /s/        STEVEN R. KAY
                                           ------------------------------------
                                                         Senior Vice-President,
                                                       Chief Financial Officer,
                                                         Treasurer and Director
                                                       (Principal Financial and
                                                  Principal Accounting Officer)

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