Form 10-Q
period 1999-09-30
AMWEST INSURANCE GROUP INC
filed 1999-11-15
CIK 780118

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                       OR

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

         As of November 11, 1999, 4,324,818 shares of common stock, $.01 par value, were outstanding.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES


                                      INDEX


       Part I.   FINANCIAL INFORMATION:

         Item 1
            Consolidated Statements of Operations and Comprehensive Income
            for the three months and nine months ended September 30, 1999
            and 1998 (unaudited)                                             3

            Consolidated Balance Sheets as of September 30, 1999
            (unaudited) and December 31, 1998                                4

            Consolidated Statements of Cash Flows for the three months
            and nine months ended September 30, 1999 and 1998 (unaudited)    6

            Notes to Interim Consolidated Financial Statements               8

         Item 2
            Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        9

         Item 3
            Quantitative and Qualitative Disclosures About Market Risk
                  No significant changes from the Company's Annual Report on Form 10-K for the year ended December 31, 1998

       Part II.   OTHER INFORMATION:

         Item 1
            Legal Proceedings                                               16

         Item 2
            Changes in Securities                                           16

         Item 3
            Defaults Upon Senior Securities                                 16

         Item 4
            Submission of Matters to a Vote of Security Holders             16

         Item 5
            Other Information                                               16

         Item 6
            Exhibits and Reports on Form 8-K                                16

                         PART I - FINANCIAL INFORMATION

                                     Item 1
                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (unaudited)
                      (In thousands, except per share data)

                                                   Three months ended                       Nine months ended
                                                     September 30,                            September 30,
                                                     -------------                            -------------
                                                1999                1998                 1999                1998
                                                ----                ----                 ----                ----
         OPERATIONS
Gross premiums written                       $ 35,969            $ 34,687            $ 104,146            $ 99,073
                                        ----------------    ----------------    -----------------    ----------------

Net premiums earned                          $ 27,732            $ 25,633             $ 81,711            $ 80,005
Net investment income                           1,595               1,733                5,069               4,870
Net realized investment gains                      10               1,901                2,047               3,786
Commissions and fees                              323                 674                1,452               1,402
                                        ----------------    ----------------    -----------------    ----------------
          Total revenues                       29,660              29,941               90,279              90,063
                                        ----------------    ----------------    -----------------    ----------------

Net losses and loss adjustment expenses        14,330               9,951               33,419              30,047
Policy acquisition costs                       15,543              12,678               41,466              40,578
General operating costs                         3,285               3,892               11,782              10,617
Interest expense                                  593                 475                1,640               1,386
                                        ----------------    ----------------    -----------------    ----------------
         Total expenses                        33,751              26,996               88,307              82,628
                                        ----------------    ----------------    -----------------    ----------------

Income (loss) before income taxes              (4,091)              2,945                1,972               7,435
Provision (benefit) for income taxes           (1,345)                847                  613               2,306
                                        ----------------    ----------------    -----------------    ----------------

       Net income (loss)                     $ (2,746)           $  2,098              $ 1,359             $ 5,129
                                        ================    ================    =================    ================

Earnings (loss) per common share:
       Basic                                 $  (0.64)            $  0.49              $  0.31             $  1.21
                                        ================    ================    =================    ================
         Diluted                             $  (0.64)            $  0.48              $  0.31             $  1.19
                                        ================    ================    =================    ================

COMPREHENSIVE INCOME (LOSS)
Net income (loss)                            $ (2,746)           $  2,098              $ 1,359             $ 5,129
Other comprehensive income (loss):
Unrealized  gains(losses) on securities,
  net of income taxes of $466 and $407 for
  the three months ended September 30,
  1999 and 1998, and $1,270 and $(353)
  for the nine months ended September
  30, 1999 and 1998, respectively                (904)               (790)              (2,465)                685
Reclassification adjustment for gains
  included in net income, net of income
  taxes of $58 and $540 for
  the three months ended September 30,
  1999 and 1998, and $526 and $972
  for the nine months ended September
  30, 1999 and 1998, respectively                (114)             (1,049)              (1,020)             (1,888)
                                      ----------------    ----------------    -----------------    ----------------

    Comprehensive income (loss)             $  (3,764)              $  259            $ (2,126)             $ 3,926
                                      ================    ================    =================    ================

    See accompanying notes to interim  consolidated financial statements.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                                     September 30,              December 31,
                                                                                          1999                      1998
                                                                                  --------------------      ---------------------
                                                                                     (unaudited)
Investments:
Fixed maturities,  available-for-sale (amortized cost of
    $103,476 and $105,355 at September 30, 1999 and
    December 31, 1998, respectively)                                                    $100,832                 $ 107,227

Common equity  securities,  available-for-sale  (cost of
    $4,014  and  $7,692 at September 30, 1999 and
    December 31, 1998, respectively)                                                       6,618                    10,572

Preferred equity  securities,  available-for-sale
    (cost of $4,457 and $4,258 at September 30, 1999
    and December 31, 1998, respectively)                                                   4,327                     4,265

Other invested assets (cost of $7,071 and $4,058 at
    September 30, 1999 and December 31, 1998, respectively)                                7,037                     4,375

Short-term investments                                                                     2,542                     2,201
                                                                                  --------------------      ---------------------

Total investments                                                                        121,356                   128,640

Cash and cash equivalents                                                                 15,509                     2,431
Accrued investment income                                                                  1,530                     1,470
Agents balances and premiums receivable (less allowance
     for doubtful accounts of $1,265 at September 30, 1999
     and $1,015 at December 31, 1998, respectively)                                       18,669                    17,309
Reinsurance recoverable:
     Paid loss and loss adjustment expenses                                                4,409                     6,236
     Unpaid loss and loss adjustment expenses                                             12,359                     9,837
Ceded unearned premiums                                                                    6,993                     8,584
Deferred policy acquisition costs                                                         22,720                    20,209
Furniture, equipment and improvements, net                                                 6,443                     6,267
Income taxes recoverable                                                                   1,493                       951
Other assets                                                                              16,949                    14,357
                                                                                  --------------------      ---------------------

         Total assets                                                                   $228,430                  $216,291
                                                                                  ====================      =====================


                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     September 30,              December 31,
                                                                                         1999                       1998
                                                                                  --------------------      ---------------------
                                                                                      (unaudited)
Liabilities:
     Unpaid losses and loss adjustment expenses                                        $ 41,390                    $ 42,244
     Unearned premiums                                                                   54,352                      51,627
     Funds held                                                                          46,479                      30,542
     Bank indebtedness                                                                   14,500                      14,500
     Amounts due to reinsurers                                                            2,411                       4,393
     Deferred Federal income taxes                                                        1,662                       3,185
     Other liabilities                                                                    8,688                       7,898
                                                                                  --------------------      ---------------------

         Total liabilities                                                              169,482                     154,389

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000
         Shares authorized; issued and outstanding: none                                      -                           -
     Common stock, $.01 par value, 10,000,000
         Shares authorized, issued and outstanding: 4,316,499 at
         September 30, 1999 and 4,311,580 at December 31, 1998
                                                                                             43                          39
     Additional paid-in capital                                                          19,510                      19,183
     Net unrealized appreciation (depreciation) of investments carried
         at market, net of income taxes                                                    (135)                       3,349
     Retained earnings                                                                   39,530                      39,331
                                                                                  --------------------      ---------------------

         Total stockholders' equity                                                      58,948                      61,902
                                                                                  --------------------      ---------------------

                  Total liabilities and stockholders' equity                           $228,430                   $216,291
                                                                                  ====================      =====================


     See accompanying notes to interim  consolidated financial statements.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                             (Dollars in thousands)


                                                                    Three months ended                        Nine months ended
                                                                       September 30,                            September 30,
                                                                       -------------                            -------------
                                                                 1999                 1998                 1999              1998
                                                                 ----                 ----                 ----              ----
Cash flows from operating activities:

     Net income (loss)                                        $ (2,746)              $ 2,098              $ 1,359         $ 5,129
     Adjustments to reconcile net income to cash provided
         by operating activities:

        Change in agents' balances and premiums receivable
            and unearned premiums                                5,141                2,831                 1,365            2,502
        Change in accrued investment income                         27                (153)                   (60)            (195)
        Change in unpaid losses and loss adjustment
            expenses                                             2,458                (244)                  (854)           1,196
        Change in reinsurance recoverable on paid and
            unpaid losses and loss adjustment expenses and
            ceded und premiums                                   1,130              (7,988)                   896           (8,802)
        Change in amounts due to/from reinsurers                 2,080                3,394                (1,982)           3,827
        Change in other assets and other liabilities               951                  900                (2,060)           4,026
        Change in income taxes, net                             (1,598)                  736                 (270)           2,133
        Change in deferred policy acquisition costs               (446)                4,101               (2,511)           1,945
        Net realized gain on sale of investments                    (9)              (1,901)               (2,046)          (3,786)
        Net realized loss on sale of fixed assets                    5                    -                     -                8
        Provision for depreciation and amortization                468                  660                 1,415            1,409
                                                            ----------------    -----------------    -----------------    ----------

           Net cash provided (used) by operating
                  activities                                     7,461                4,434                (4,748)           9,392

Cash flows from investing activities:

     Cash received from investments sold
         prior to maturity                                       6,915               20,998                34,333           52,965
     Cash received from investments
         matured or called                                       3,910                5,076                10,284           11,984
     Cash paid for investments acquired                         (9,770)             (25,630)              (40,698)         (69,066)
     Amortization of discount on bonds                              41                   45                   134              120
     Capital expenditures, net                                    (441)                (927)               (1,591)          (1,803)
     Acquisition of agencies, net                                    2                    -                   258             (673)
                                                            ----------------    -----------------    -----------------    ----------

     Net cash provided (used) by investing activities              657                (438)                 2,720           (6,473)





Cash flows from financing activities:

     Proceeds from issuance of common stock                         97                  202                   505              921
     Repurchase of common stock                                   (170)                   -                  (170)               -
     Change in funds held                                        6,074                1,061                15,937            5,376
     Dividends paid                                               (389)                (391)               (1,166)          (1,162)
                                                           -----------------    -----------------    ----------------     ----------
     Net cash provided by financing activities                   5,612                  872                15,106            5,135
                                                           ----------------    -----------------    -----------------    -----------

Net increase in cash and cash equivalents                       13,730                4,868                13,078            8,054

Cash and cash equivalents at beginning of period                 1,779                6,993                 2,431            3,807
                                                            ----------------    -----------------    -----------------    ----------

Cash and cash equivalents at end of period                    $ 15,509             $ 11,861              $ 15,509         $ 11,861
                                                            ================    =================    =================    ==========





Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest                                                  $   593              $   475              $  1,640         $  1,386
     Income taxes                                                  253                  114                   908            1,841




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

         (3)   Earnings Per Share
         Basic EPS is calculated based on the weighted average number of common shares outstanding and diluted EPS includes the effects of dilutive potential common shares. The calculation of basic and diluted EPS for the three months ended September 30, 1999 and 1998 is as follows:

                                                                            Three months ended September 30,
                                                                  Income              Shares               Per-Share
                                                                  (Numerator)         (Denominator)        Amount
                                                                  ($ in thousands)                         (Dollars)
                                                                  ------------------- -------------------- ----------------

        Basic EPS:
        1999                                                      $    (2,746)        4,315,942            $     (.64)
        1998                                                      $     2,098         4,294,727            $      .49

        Effect of Dilutive Securities:
        1999                                                                                        0
        1998                                                                               49,549

        Diluted EPS:
        1999                                                      $     (2,746)       4,315,942            $     (.64)
        1998                                                      $      2,098        4,344,276            $      .48

         Diluted EPS for 1999 is the same as basic EPS because the result of the calculation is antidilutive due to the net loss reported for the three months ended September 30, 1999. Dilutive securities represent the Company's stock options.


                 Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         Results of Operations

         Premiums written increased 4% and 5% from $34,687,000 and $99,073,000 for the three months and nine months ended September 30, 1998, respectively, as compared to $35,969,000 and $104,146,000 for the three months and nine months ended September 30, 1999, respectively.

         The premium growth was due to premium increases in the surety product lines. Premiums for the surety business increased 8% from $26,594,000 and $76,437,000 for the three months and nine months ended September 30, 1998, respectively, to $28,773,000 and $82,722,000 for the three months and nine months ended September 30, 1999, respectively. The increase is attributable to increased writings primarily in the court and commercial surety operations.

         Premiums for the property and casualty business decreased 11% and 5% from $8,093,000 and $22,636,000 for the three months and nine months ended September 30, 1998, respectively, to $7,196,000 and $21,424,000 for the three months and nine months ended September 30, 1999, respectively. The decrease is primarily due to discontinuation of the California and Arizona Private Passenger Automobile and California Homeowners programs during 1999.

         Net premiums earned increased 8% and 2% from $25,633,000 and $80,005,000 for the three months and nine months ended September 30, 1998, respectively, as compared to $27,732,000 and $81,711,000 for the three months and nine months ended September 30, 1999, respectively. The Company generally earns premiums ratably over the assigned bond terms for the surety business and the policy term for the specialty property and casualty business. The growth in net premiums earned for the nine months ended September 30, 1999 was lower than growth in premiums written due to higher premium cessions in 1999 versus 1998 on the surety quota share reinsurance program which began in July 1998.

         Net investment income decreased 8% from $1,733,000 for the three months ended September 30, 1998 to $1,595,000 for the three months ended September 30, 1999, and increased 4% from $4,870,000 for the nine months ended September 30, 1998 to $5,069,000 for the nine months ended September 30, 1999. The decrease for the three months ended September 30, 1999 is primarily due to a decrease in the amount of average invested assets from $127,320,000 at September 30, 1998 to $122,668,000 at September 30, 1999. Net realized investment gains decreased from $1,901,000 and $3,786,000 for the three months and nine months ended September 30, 1998, respectively, to $10,000 and $2,047,000 for the three months and nine months ended September 30, 1999, respectively. The investments sold during the three months and nine months ended September 30, 1999 were primarily equity securities and certain fixed income investments including mortgage-backed and municipal bond securities.

         Commissions and fees decreased 52% from $674,000 for the three months ended September 30, 1998 to $323,000 for the three months ended September 30, 1999, and increased 4% from $1,402,000 for the nine months ended September 30, 1998 to $1,452,000 for the nine months ended September 30, 1999. The decrease for the three months ended September 30, 1999 is primarily due to a decrease in fees charged to the policyholders on the property and casualty business due to discontinuation of the California and Arizona Private Passenger Automobile and California Homeowners program in 1999.

         Net losses and loss adjustment expenses increased 44% and 11% from $9,951,000 and $30,047,000 for the three months and nine months ended September 30, 1998, respectively, to $14,330,000 and $33,419,000 for the three months and nine months ended September 30, 1999, respectively. The increase is primarily due to a number of significant losses in the contract surety product line. The loss and loss adjustment expense ratio for the surety business increased from 32% and 28% for the three months and nine months ended September 30, 1998, respectively, to 53% and 32% for the three months and nine months ended September 30, 1999, respectively. The loss and loss adjustment expense ratio for the property and casualty business decreased from 63% and 73% for the three months and nine months ended September 30, 1998, respectively, to 48% and 72% for the three months and nine months ended September 30, 1999, respectively. The 48% loss ratio for the three months ended September 30, 1999 includes the impact of the aggregate stop loss reinsurance treaty. The stop loss treaty covers all lines of business, however, the entire impact for the 1999 year was applied to property and casualty business since the layer penetrated was established primarily to eliminate excess property and casualty business losses. Exclusive of this benefit, the loss and loss adjustment expense ratio for the property and casualty business for the three months ended September 30, 1999 was 67%.

         Policy acquisition costs increased as a percentage of net premiums earned from 49%, or $12,678,000, to 56%, or $15,543,000, for the three months ended September 30, 1998 and September 30, 1999, respectively. The ratio remained constant at 51%, or $40,578,000 and $41,466,000, for the nine months ended September 30, 1998 and September 30, 1999, respectively. The increase in expense ratio for the three months ended September 30, 1999 is primarily due to a decline in writings attributable to the discontinued California and Arizona private passenger automobile programs in the property and casualty division, increased commission expense on the surety business, a decreased ceding commission on the surety quota share reinsurance program and the elimination of quota share reinsurance on the discontinued property and casualty programs which generated ceding commission in 1998.

         General operating costs decreased as a percentage of net premiums earned from 15%, or $3,892,000 to 12%, or $3,285,000, for the three months ended September 30, 1998 and September 30, 1999, respectively, and the ratio increased from 13%, or $10,617,000 to 14%, or $11,782,000, for the nine months ended September 30, 1998 and September 30, 1999, respectively. The decrease in costs for the three months ended September 30, 1999 is primarily attributable to reduced bonus accruals due to comparative financial results.

         Interest expense increased 25% and 18% from $475,000 and $1,386,000 for the three months and nine months ended September 30, 1998, respectively, to $593,000 and $1,640,000 for the three months and nine months ended September 30, 1999, respectively. The increase is attributable to an increase in average funds held on which the Company pays interest from $27,721,000 for the nine months ended September 30, 1998 to $38,511,000 for the nine months ended September 30, 1999.

         Income before income taxes decreased from income of $2,945,000 and $7,435,000 for the three months and nine months ended September 30, 1998, respectively, to a loss of $4,091,000 and income of $1,972,000 for the three months and nine months ended September 30, 1999, respectively, due to the factors outlined above.

         The effective tax rate was 29% and 31% for the three months and nine months ended September 30, 1998, respectively, as compared to a benefit of 33% and an effective tax rate of 31% for the three months and nine months ended September 30, 1999, respectively. The primary reason for the variance from the corporate income tax rate of 34% is tax advantaged income received on a portion of the Company's investment portfolio offset by certain non-deductible expenses. The Company has recorded for the nine months ended September 30, 1999 its estimated effective tax rate for the year based on current underwriting and investment income recorded. Changes to the Company's estimated effective tax rate are recorded quarterly.

         Net income decreased from $2,098,000 and $5,129,000 for the three months and nine months ended September 30, 1998, respectively, to net loss of $2,746,000 and net income of $1,359,000 for the three months and nine months ended September 30, 1999, respectively, due to the factors outlined above.


         Liquidity and Capital Resources

         As of September 30, 1999, the Company held total cash and cash equivalents and invested assets of $136,865,000. This amount includes an aggregate of $46,479,000 in funds held as collateral which is shown as a liability on the Company's consolidated balance sheets. As of September 30, 1999, the Company's invested assets consisted of $100,832,000 in fixed maturities, $6,618,000 in common equity securities, $4,327,000 in preferred equity securities, $7,037,000 in other invested assets and $2,542,000 in short-term investments, including certificates of deposit with original maturities less than one year.

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

         The Company has entered into a revolving credit agreement, as amended, with Union Bank for $15,000,000. At September 30, 1999, $14,500,000 of
         the $15,000,000 line is currently utilized leaving $500,000 currently available. The bank loan has a variable rate of interest based upon fluctuations in the London Interbank Offered Rate (LIBOR) and has amortizing principal payments. The first installment is due September 30, 2001. The interest rate at September 30, 1999 was 7.1%. The credit agreement contains certain financial covenants with respect to capital expenditures, business acquisitions, liquidity ratio, leverage ratio, tangible net worth, net profit and dividend payments.

         The Company is a party to a lease with ACD2 for its corporate headquarters. This lease has a term of 15 years and contains provisions for scheduled lease charges. The Company's minimum commitment with respect to this lease in 1999 is approximately $233,000. The Company also has an option to purchase this office building and land commencing on April 27, 2000 and extending for a six month period at a predetermined rate for the building, with the value of land based on then existing market rates.

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

         The Company generated $4,434,000 and $9,392,000 in cash from operating activities for the three months and nine months ended September 30, 1998, respectively, as compared to generating $7,461,000 and using $4,748,000 for the three months and nine months ended September 30, 1999, respectively. The Company used $438,000 and $6,473,000 in cash from investing activities for the three months and nine months ended September 30, 1998, respectively, as compared to generating $657,000 and $2,720,000 for the three months and nine months ended September 30, 1999. The Company generated $872,000 and $5,135,000 in cash from financing activities for the three months and nine months ended September 30, 1998, respectively, as compared to generating $5,612,000 and $15,106,000 for the three months and nine months ended September 30, 1999, respectively.

         Other Matters

             Year 2000 issues:

         The Company has summarized below its exposure to Y2K issues by four general categories which are:

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

         Surety Specific Systems:

         The Company has fourteen surety specific systems which vary in their significance from critical (such as the surety production system commonly known as ABS) to non-critical applications which only affect a small portion of the surety business (such as several retail bail production systems). The Company has completed its assessment of its fourteen surety specific systems and believes that all of the mission critical surety specific systems are Y2K compliant other than the Company's probate production system and the claims system. This conclusion is based on either certifications received from the third party vendor(s) supplying the system or testing performed by the Company for internally developed or modified systems. The Company has modified its ABS system in order for it to be used for probate production and claims processing. The Company expects to implement the modified ABS system in the fourth quarter of 1999. The Company is currently in the final stages of testing a new Y2K compliant claims system to be implemented during the fourth quarter.

         Property and Casualty Systems:

         The Company has four mission critical systems for its property and casualty operations. These include a personal lines system supplied by an outside vendor, a commercial lines system also supplied by an outside vendor, a system for electronic transmission of the Company's program business and data replicating software supplied by an outside vendor. The Company has completed its assessment of these four systems and believes that the personal lines system, the internally developed system for electronic transmission of program business and the data replicating system are Y2K compliant while the commercial lines system is not Y2K compliant. This conclusion is based on either certifications received from the third party vendor(s) supplying the system or testing performed by the Company for internally developed or modified systems. The Company is currently in the process of implementing its recently developed commercial lines system to replace the non-Y2K compliant system supplied by an outside vendor.

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

         Costs to Address the Year 2000 Issues:

         The majority of the costs associated with system development of year 2000 compliant systems have been associated with the development of the ABS surety production system and the property and casualty commercial lines systems. In all three of these cases, the underlying previously utilized systems had business related flaws, such that they needed to be replaced without regard to year 2000 compliance issues. The Company does not believe that the incremental costs of making the replacement systems Y2K compliant were or will be significant (largely because such systems were Y2K compliant when installed). Further, for those systems which have been modified solely to assure Y2K compliance, the Company does not believe that these costs are material.

         Risks of the Company's Year 2000 Issues:

         The Company has analyzed the risks associated with the year 2000 issues and has concluded that the biggest risk which the Company can have a reasonable influence toward preventing is the lack of Y2K compliance by the commercial lines property and casualty production system. The commercial lines represent approximately $20,000,000 of written premiums for the Company and the lack of a Y2K compliant system for this business could have a significant adverse impact on the Company's results.

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

         Other issues:

         Certain statements contained in this Form 10-Q regard matters which are not historical facts and are forward looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to: the ineffectiveness of the recently modified commercial transportation products, a deterioration in premiums written or losses incurred in the Company's surety and other specialty businesses, the ability to achieve increased percentage writings of commercial surety and court products, a reduction in the investment yield earned on the Company's investment portfolio, or a general economic decline. The Company undertakes no obligation to release publicly the results of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The table on the next page shows, for the periods indicated, the gross premiums written, net premiums earned, net losses and loss adjustment expenses and loss and loss adjustment expenses ratios for the Company's specialty property and casualty operations and surety operations.

                                                              TABLE 1

                                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                                 SUMMARY OF PREMIUMS AND LOSSES BY PRODUCT LINE
                                             (Dollars in thousands)

                                              Three months ended               Nine months ended                 Year ended
                                                 September 30,                   September 30,                  December 31,
              Type of Bond                   1999            1998            1999            1998           1998            1997
              ------------                   ----            ----            ----            ----           ----            ----

Surety
    Gross premiums written                    $28,773         $26,594         $82,722         $76,437      $ 102,270        $ 82,611
    Net premiums earned                        20,638          19,887          63,533          63,449         84,166          70,565
    Net losses and loss adjustment
       expenses                                10,955           6,308          20,343          17,905         23,262          20,013
    Loss ratio and loss adjustment
       expense ratio                              53%             32%             32%             28%            28%             28%

Property & Casualty
    Gross premiums written                     $7,196          $8,093         $21,424         $22,636       $ 30,549        $ 25,480
    Net premiums earned                         7,094           5,746          18,178          16,556         21,805          21,585
    Net losses and loss adjustment
       expenses                                 3,376           3,643          13,077          12,142         17,569          14,644
    Loss ratio and loss adjustment
       expense ratio                              48%             63%             72%             73%            81%             68%

Total Company
    Gross premiums written                   $ 35,969        $ 34,687       $ 104,146        $ 99,073       $132,819        $108,091
    Net premiums earned                        27,732          25,633          81,711          80,005        105,971          92,150
    Net losses and loss adjustment
       expenses                                14,330           9,951          33,419          30,047         40,831          34,657
    Loss ratio and loss adjustment
       expense ratio                              52%             39%             41%             38%            39%             38%




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

                  None


Item 6:           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits
                           See the Exhibit Index on page 18.

                  (b)      Reports on Form 8-K
                           There were no reports filed on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 AMWEST INSURANCE GROUP, INC.





         Date: November 11, 1999                by:  /s/     JOHN E. SAVAGE
                                                   ----------------------------
                                                             John E. Savage
                                              President, Chief Executive Officer
                                                    and Chief Operating Officer
                                                   (Principal Executive Officer)



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

        28          Additional exhibits                                Page 19