Form 10-K
period 1999-12-31
AMWEST INSURANCE GROUP INC
filed 2000-03-30
CIK 780118

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _____ TO _____

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

           Securities registered pursuant to Section 12(b)of the Act:

Title of each class                                    Name of each exchange on
                                                            which registered

Common Stock, $.01 par value                      American Stock Exchange, Inc.,
                                                  Pacific Stock Exchange, Inc.
Preferred Stock Purchase Rights                   American Stock Exchange, Inc.,
                                                  Pacific Stock Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( ). Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of March 29, 2000, 4,333,093 shares of common stock, $.01 par value, were outstanding. As of March 29, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's common stock as reported by the American Stock Exchange, Inc. on such date, was $22,196,729.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the 2000 Annual Meeting of stockholders (incorporated by reference under Part III).

                                TABLE OF CONTENTS

  Item                               PART I                              Page

    1.     Business                                                        1
           General                                                         1
           Products                                                        2
           Underwriting                                                    4
           Statutory Net Premiums Written to Statutory
               Policyholders' Surplus Ratio                                6
           Combined Ratios                                                 7
           Reinsurance                                                     7
           Reserves                                                        9
           Investments                                                    13
           Marketing and Growth                                           15
           Competition                                                    15
           Employees                                                      16
           Government Regulation                                          16
    2.     Properties                                                     17
    3.     Legal Proceedings                                              17
    4.     Submission of Matters to a Vote of Security Holders            17

                                     PART II

    5.     Market for Registrant's Common Equity and Related
               Stockholder Matters                                        18
           Market Information                                             18
           Holders                                                        18
           Dividends                                                      18
    6.     Selected Financial Data                                        19
    7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        20
           Results of Operations                                          20
           Liquidity and Capital Resources                                23
           Other Matters                                                  24
    7A.    Quantitative and Qualitative Disclosures about Market Risk     25
    8.     Financial Statements and Supplementary Data                    26
    9.     Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                  26

                                    PART III

   10.     Directors and Executive Officers of the Registrant             27
   11.     Executive Compensation                                         27
   12.     Security Ownership of Certain Beneficial Owners
               and Management                                             27
   13.     Certain Relationships and Related Transactions                 27

                                    PART IV

   14.     Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K                                                28

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

    The Company's property and casualty division primarily writes insurance packages which consist principally of commercial automobile liability and physical damage and, to a lesser extent, general liability and other related coverages for insureds involved in general trucking including sand and gravel, transit mix, logging, farm to market, intermodal trucking, less than total load
(LTL), newspaper distribution, tow truck and limousine services industries. The Company also offers homeowners insurance in Florida and Hawaii and motorcycle insurance in New York and California. In addition to these, the Company has offered personal lines coverage for private passenger automobile insurance in Arizona and California and homeowners insurance in California. However, these personal lines products have been discontinued and are in run-off.

    See Note 18 of Notes to Consolidated Financial Statements for financial information about segments.

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

    Specialty Property and Casualty, which includes commercial auto liability and physical damage, general liability and other related property and casualty coverages.

    The following tables show, for the periods indicated, the premiums written, net premiums earned, losses and loss adjustment expenses and loss ratios for the Company's four major product lines:

 PREMIUMS WRITTEN
                                                                   Years ended December 31,
                                                 1999                        1998                        1997
                                                                    (Dollars in thousands)
                                      -----------------------------------------------------------------------------------
Type of Insurance
     Contract performance bonds           $ 61,913        45.4%       $ 62,293        46.9%       $ 54,808        50.7%
     Commercial Surety bonds                32,216        23.6          27,662        20.8          16,694        15.4
     Court bonds                            14,055        10.3          12,315         9.3          11,109        10.3
                                      ------------- ------------- ------------- ------------- ------------- -------------
         Total Surety                      108,184        79.3         102,270        77.0          82,611        76.4
     Specialty Property &  Casualty
     insurance                              28,304        20.7          30,549        23.0          25,480        23.6
                                      ------------- ------------- ------------- ------------- ------------- -------------

         Total                           $ 136,488       100.0%       $132,819       100.0%      $ 108,091       100.0%
                                      ============= ============= ============= ============= ============= =============

NET PREMIUMS EARNED
                                                                   Years ended December 31,
                                                 1999                        1998                        1997
                                                                    (Dollars in thousands)
                                      -----------------------------------------------------------------------------------
Type of Insurance
     Contract performance bonds           $ 50,785        45.9%       $ 52,491        49.5%       $ 46,741        50.7%
     Commercial Surety bonds                22,855        20.7          20,233        19.1          12,786        13.9
     Court bonds                            11,860        10.7          11,442        10.8          11,038        12.0
                                      ------------- ------------- ------------- ------------- ------------- -------------
                                      ------------- ------------- ------------- ------------- ------------- -------------
         Total Surety                       85,500        77.3          84,166        79.4          70,565        76.6
     Specialty Property &  Casualty
     insurance                              25,044        22.7          21,805        20.6          21,585        23.4
                                      ------------- ------------- ------------- ------------- ------------- -------------

         Total                            $110,544       100.0%       $105,971       100.0%       $ 92,150       100.0%
                                      ============= ============= ============= ============= ============= =============

LOSSES & LOSS ADJUSTMENT EXPENSES AND LOSS RATIOS
                                                                   Years ended December 31,
                                                 1999                        1998                        1997
                                                                    (Dollars in thousands)
                                      -----------------------------------------------------------------------------------
Type of Insurance
     Contract performance bonds           $ 23,392        46.1%       $ 17,447        33.2%       $ 15,738        33.7%
     Commercial Surety bonds                 6,139        26.9           5,485        27.1           2,873        22.5
     Court bonds                             1,644        13.9             330         2.9           1,402        12.7
                                      ------------- ------------- ------------- ------------- ------------- -------------
                                      ------------- ------------- ------------- ------------- ------------- -------------
         Total Surety                       31,175        36.5          23,262        27.6          20,013        28.4
     Specialty Property &  Casualty
     insurance                              17,135        68.4          17,569        80.6          14,644        67.8
                                      ------------- ------------- ------------- ------------- ------------- -------------

         Total                            $ 48,310        43.7%       $ 40,831        38.5%       $ 34,657        37.6%
                                      ============= ============= ============= ============= ============= =============


UNDERWRITING

    For the contract and commercial surety lines of business, the Company individually analyzes the risk associated with each application it receives, except for selected categories of miscellaneous bonds. This underwriting evaluation includes verifying the credit history and financial resources of the applicant.

     The Company maintains control of the contract and commercial surety underwriting process through the use of authority limits for each underwriter, through committee underwriting of larger risks and through a system of limited delegation. Substantially all risks are underwritten utilizing indemnity agreements which may be personal, corporate or both. Such agreements indemnify the Company from losses on surety bonds and are an integral part of the underwriting process. Additionally, the Company may require collateral based upon an assessment of the risk characteristics. The risk assessment includes evaluation of the financial strength of the account, credit history and, for contract bonds, work in progress and successful work experience. Collateral can consist of irrevocable letters of credit, certificates of deposit, cash, savings accounts, publicly traded securities and trust deeds or mortgages on real property. The principal form of collateral accepted by the Company currently consists of irrevocable letters of credit and certificates of deposit. Total collateral held as of December 31, 1999 had a value of approximately $278,822,000. Trust deeds and mortgages on real property held as collateral are not reflected in this figure due to the inexact nature of their disposition values. The Company reflects in its consolidated financial statements only funds received as collateral on which net earnings inure to the benefit of the Company. This amounted to $37,173,000 at December 31, 1999.

    The underwriting process for the court line of business consists of two separate approaches, one for the wholesale agent written business and another for the retail direct business. The underwriting procedures are as follows:

    Wholesale Underwriting Procedures - The Company contracts with retail agents and, through this contract, the agents are provided with underwriting authority levels ranging from a low of about $20,000 to a maximum of $125,000 together with powers of attorney. Underwriting authority levels are agreed to by the agents in writing. Court division regional managers and home office management set the underwriting levels based upon a number of factors. These factors include the agent's experience, track record, and most importantly, the amount of agent collateral that the Company holds pursuant to the indemnification provisions of the agent contract. Should an agent wish to write a bond that is in excess of his underwriting authority level, he is required to contact the Company for approval. The Company then reviews the collateral with the agent to determine whether or not the collateral is sufficient. Each of the court division's underwriting staff have been assigned underwriting authority levels. Management must approve bonds in excess of staff underwriting authority levels. Generally, the Company requires the agent to obtain full collateral, except in those cases where the agent has a very large amount of contract collateral on deposit with the Company and/or the agent has been in the business for a long period of time. The Company maintains an underwriting approval record in the bond files for each approval. The Company periodically reviews an agent's adherence to these policies through on-site agent reviews or audits as well as by review of a monthly management report prepared using computer data.

    Once an agent executes a bond, he reports the execution to the Company along with payment. Powers are replaced in an amount equal to those which have been reported in order to assure a complete reporting of all bonds executed.

    Retail Underwriting Procedures - The Company's retail offices are staffed with court bond underwriters. The retail branch manager has set underwriting authority levels for each of the underwriters. Court division home office management establishes the retail branch managers' underwriting authority level. The branch manager must approve any bond over the underwriter's underwriting authority level. Any bond over the branch manager's underwriting authority level must have written approval by court division home office management. Full collateral is generally required. However, on smaller bonds ($2,500 or less), underwriters may approve a bond with little collateral if the indemnitors appear to be strong.
This evaluation is based upon a TRW credit report and/or employment stability.

    The retail offices are supplied with powers of attorney from the home office. These powers are in turn supplied to non-liable agents who post the bonds. Agents are re-supplied with powers on an as-needed basis. Powers for the retail offices are replaced on an as needed basis with periodic audit conducted by the Company's internal audit department as well as by the court division's home office retail operations unit.

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

    Many of the Company's specialty property and casualty coverages are offered in Commercial Business Package policies. Package policies may include fire and allied lines, commercial inland marine, general liability, commercial automobile liability, and physical damage coverages. The commercial automobile liability portion of the package policy provides bodily injury and property damage liability. Also, uninsured/underinsured motorist coverage, medical payments coverage, and comprehensive and collision coverages are offered. The general liability portion of the Group Business Package covers bodily injury and property damage liability written on an occurrence basis. The policy contains customary extensions of coverage. All Group Business Package policies contain absolute pollution liability exclusion. Limited pollution coverage is provided only to the extent required by the U.S. Department of Transportation ("DOT") regulatory requirements, which generally require minimum liability policy limits of $750,000 to cover environmental restoration on claims for insureds that travel interstate or on federal property.

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

                                                                    Years ended December 31,
                                                  1999          1998          1997           1996          1995
                                                                     (Dollars in thousands)
                                              ----------------------------------------------------------------------

Statutory net premiums written                    $112,490      $107,961       $100,034       $89,325       $82,814
Statutory policyholders' surplus                    40,574        48,600         44,312        40,298        45,361
Ratio                                                 2.77          2.22           2.26          2.22          1.83

    In December 1993, the NAIC adopted a Risk-Based Capital ("RBC") Model Law for property and casualty companies. The RBC Model Law is intended to provide standards for calculating a variable regulatory capital requirement related to a company's current operations and its risk exposures (asset risk, underwriting risk, credit risk and off-balance sheet risk). These standards are intended to serve as a diagnostic solvency tool for regulators that establishes uniform capital levels and specific authority levels for regulatory intervention when an insurer falls below minimum capital levels. The Model Law specifies four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer if its RBC is equal to or less than 200% of its computed authorized control level RBC.

    A company's RBC is required to be disclosed in its statutory annual statement. The RBC is not intended to be used as a rating or ranking tool nor is it to be used in premium rate making or approval. The Company has calculated it's RBC requirements as of December 31, 1999 and found that it exceeded any regulatory action level. However, Condor's surplus level is very near the company action level of the Nebraska Risk Based Capital Statute. As a result, the Nebraska Department of Insurance has requested that the Company file a business plan for Condor which contains all of the attributes required of a risk based capital plan. It is anticipated that the business plan will be filed during April 2000.

    The Company's insurance subsidiaries currently prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the various state insurance departments. Prescribed statutory accounting practices include a variety of publications of the NAIC, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The NAIC recently issued a series of Statements of Statutory Accounting Principles as part of the project to establish a uniform set of statutory basis accounting and reporting rules. The Statements of Statutory Accounting Principles ("SAP"s) are generally effective commencing January 1, 2001 and may, in certain circumstances, result in a significant change in statutory basis accounting and reporting. Management is currently reviewing the SAPs, however at this time the Company has not determined how implementation will affect its statutory financial statements and is unable to predict how insurance rating agencies will interpret or react to such changes. No assurance can be given that future legislative or regulatory changes from such activities will not adversely affect the Company.

COMBINED RATIOS

    The generally accepted accounting principles ("GAAP") combined ratio is the sum of (1) the ratio of losses and loss adjustment expenses incurred (including a provision for incurred but not reported losses) to net premiums earned (the "loss ratio") and (2) the ratio of policy acquisition and general operating costs to net premiums earned (the "expense ratio").

    The following table shows the loss ratios, expense ratios and combined ratios of the Company as derived from data prepared in accordance with GAAP. Generally, if the combined ratio is below 100% an insurance company has an underwriting profit; if it is above 100% the company has an underwriting loss.

                                                                    Years ended December 31,
                                                  1999          1998          1997           1996          1995
                                              ------------- ------------- -------------- ------------- -------------

Loss Ratio                                          43.7%         38.5%          37.6%         53.1%         41.4%
Expense Ratio                                       66.2          64.3           63.6          58.4          62.9
                                              ------------- ------------- -------------- ------------- -------------

Combined Ratio                                     109.9%        102.8%         101.2%        111.5%        104.3%
                                              ============= ============= ============== ============= =============

    See Management's Discussion and Analysis (MD&A) for further discussion of the Company's loss ratios.

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

    On the surety lines of business, the Company's subsidiaries maintain an excess of loss reinsurance treaty with a group of reinsurers (the "Excess Treaty"). The Excess Treaty may be canceled at the election of either party by providing notice of cancellation 90 days prior to any anniversary (currently October 1), however, the reinsurers would remain liable for covered losses incurred up to the cancellation date. The Excess Treaty limits the Company's exposure on any one principal (the person or entity for whose account the surety contract is made, and whose debt or obligation is the subject of the surety contract) to the first $2,000,000 of loss and to losses in excess of $20,000,000 for losses incurred prior to October 1, 1998 and $25,000,000 for losses incurred thereafter. Coverage is provided for most types of bonds which the Company writes except SBA guaranteed bonds, which are not covered by the treaty. The reinsurers' maximum exposure under the Excess Treaty is $26,000,000 of losses discovered during any one contract period (October 1 to October 1) for the 1997-1998 contract year, $35,000,000 for the 1998-1999 contract year and $34,500,000 for the 1999-2000 contract year. The Excess Treaty also contains profit sharing provisions for the $4,000,000 excess of $2,000,000 layer of the treaty, of which no amounts are currently accrued based on experience of the treaty through December 31, 1999.

    The Company, effective January 1, 1997, entered into an annual aggregate stop loss treaty with Underwriters Reinsurance Company (Barbados), Inc. which treaty was renewed for the 1998 and 1999 accident years. For the 1997 accident year, the treaty covers surety losses and allocated loss adjustment expenses in excess of 25.86% of surety earned premium. For the 1998 accident year, the treaty has separate attachment points for surety and non-surety lines of business. On the surety lines of business when losses and loss adjustment expenses exceed 32.8% of net earned premiums and for all other lines when losses and loss adjustment expenses exceed 67% of net earned premiums, the reinsurer becomes liable for losses up to 7% of surety earned premiums. For the 1999 accident year, the treaty covers losses, excluding allocated loss adjustment expenses, for all lines of business in excess of 26.5% through 28.0% of net earned premium and for losses in excess of 31.0% up to 39.718%. During 1999 and 1998, the Company ceded $6,981,000 and $2,533,000, respectively, in losses to the aggregate stop loss treaty.

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

    The Company also purchased a quota share reinsurance treaty with Underwriters Reinsurance Company, a New Hampshire domiciled reinsurer, which was effective July 1, 1998. This treaty cedes 15% of net surety written premium for all surety written through Amwest Surety on a pro rata basis. This treaty provides statutory surplus enhancement for the Company due to the ceding commission received by the Company.

    For its liability lines of business, the Company has reduced its exposure on any one risk with the purchase of excess of loss reinsurance. The net retained amount has varied by year, primarily based on the Company's surplus position. Through July 1, 1999, the Company retained the first $400,000 on any one risk with the next $600,000 ceded to a consortium of reinsurers led by Gerling Global Reinsurance Corporation. From July 1, 1997 to June 30, 1998 the Company participated in this treaty with a 10% share through July 1, 1999. The Company further reinsured $1,000,000 in excess of $1,000,000 for its liability coverages including extra contractual obligations and excess of policy limits exposures.

    Effective July 1, 1999, the Company replaced its existing property and casualty reinsurance coverages with a per event reinsurance cover (PERC) which reinsures the Company on both property and liability coverage for losses in excess of $1,000,000 per event up to $3,000,000. An additional property cover has been purchased for $2,000,000 in excess of $3,000,000 relating to the Company's property coverages. Also, the Company's aggregate stop loss treaty was amended effective July 1, 1999 to include the premium previously ceded to the non-renewed $600,000 excess $400,000 reinsurance led by Gerling Global Reinsurance Corporation. Commencing July 1, 1999, liability losses in excess of $400,000 up to $1,000,000 will be included in the loss ratio applied to the aggregate stop loss treaty.

    Limits relating to its Hawaii homeowners and Florida homeowners programs differ from the above. For Hawaii homeowners, the Company participates in the Hawaii Hurricane Relief Fund, and accordingly, its Hawaii policies exclude wind coverage over 75 miles per hour. Additionally, for Florida homeowners the Company participates in the Florida Hurricane Catastrophe Fund at the highest level of participation permitted. Recoveries from this Fund are limited to hurricanes and are based on a formula which utilizes, among other factors, premiums written, industry premiums written, industry losses and amounts available in the fund.

RESERVES

    The Company maintains reserves for losses and loss adjustment expenses with respect to both reported and unreported claims. The amount of loss reserves for reported claims, including related loss adjustment expense reserves, is generally based upon a case-by-case evaluation of the type of loss. In evaluating reserves for surety losses and loss adjustment expenses, the Company considers a number of factors including an estimate of the costs to complete the project, outstanding obligations to subcontractors, suppliers and the like and prevailing case law and regulations pertaining to the underlying exposures. The Company also considers the financial strength of the principal, estimated offsets to the claimed amount, such as collateral, contract funds and indemnity agreements, and defenses available to the principal and the Company. The Company may use outside attorneys, construction consultants and other professionals throughout the reserving process. The Company establishes expense reserves to cover the anticipated expenses incurred by these outside vendors. All reserves for reported claims are net of anticipated contract funds, collateral and other non-reinsurance recoveries. Reserves for incurred but not reported claims are based on Company experience. An amount is included in the reserves for unallocated loss adjustment expenses consisting of the costs for the Company's claims, legal and subrogation departments to settle claims incurred prior to year end.

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

    The following table sets forth a reconciliation of the statutory liability for losses and loss adjustment expenses (1) for the periods shown:

                                                                                         December 31,
                                                                               1999          1998           1997
                                                                                    (Dollars in thousands)
                                                                           ------------------------------------------
Statutory liability for losses and loss adjustment expenses at beginning
     of year                                                                    $32,407        $33,338       $35,876
Provision for losses and loss adjustment expenses occurring in current
     year                                                                        47,412         43,420        35,212
Increase (decrease) in estimated losses and loss adjustment expenses for
     claims occurring in prior years                                                898        (2,589)         (555)
                                                                           ------------- -------------- -------------
                                                                                 48,310         40,831        34,657
                                                                           ------------- -------------- -------------
Losses and loss adjustment expense payments for claims occurring during:
              Current year                                                     (20,029)       (24,992)      (15,095)
              Prior years                                                      (26,125)       (16,770)      (22,100)
                                                                           ------------- -------------- -------------
                                                                               (46,154)       (41,762)      (37,195)
                                                                           ------------- -------------- -------------
Statutory liability for losses and loss adjustment expenses at end of
     year                                                                       $34,563        $32,407       $33,338
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

    The increase during 1999 in estimated losses and loss adjustment expenses for claims occurring in prior years is primarily due to adverse development for the property and casualty lines of business. The decreases during 1998 and 1997 related primarily to the surety lines of business. The net losses for 1999 and 1998 reflect the benefit of the aggregate stop loss reinsurance treaty. Losses and loss adjustment expense ceded to this treaty were $2,533,000 in 1998 and $6,981,000 in 1999 on ceded premium of $2,316,000 in 1998 and $4,822,000 in
1999.

    Competitive market conditions and the Company's ability to write surety bonds for larger contractors has resulted, on many bonds, in the substitution of indemnity agreements for liquid and non-liquid collateral. The Company, through its ongoing reserve analysis, has estimated the benefit to be derived from such agreements and reduced estimates of ultimate losses incurred accordingly. In the fourth quarter of 1998, the Company increased its estimate of such "salvage and subrogation" recoveries by approximately $5.4 million which is partially attributable to salvage and subrogation on losses incurred during the fourth quarter. The increase relates primarily to the 1998 and 1997 years and reflects the Company's belief that the underlying data is maturing. Further, subsequent collection efforts have proven prior estimates to be conservative. Since the Company had also pierced it's aggregate stop loss treaty in the fourth quarter, the net benefit attributable to the increased "salvage and subrogation" estimate was approximately $1,025,000.

    The difference between the reserves reported in the Company's consolidated financial statements prepared in accordance with GAAP and those reported in the annual statements filed with the State Departments of Insurance in accordance with statutory accounting principles ("SAP") is as follows:

                                                                                       December 31,
                                                                             1999          1998          1997
                                                                                      (Dollars in thousands)
                                                                         -----------------------------------------

Reserves reported on a SAP basis                                              $34,563       $32,407       $33,338

Reinsurance recoverable on unpaid loss and loss
     adjustment expenses                                                       21,903         9,837         6,185
                                                                         ------------- ------------- -------------

Reserves reported on a GAAP basis                                             $56,466       $42,244       $39,523
                                                                         ============= ============= =============

    In accordance with Financial Accounting Standards Board Statement No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts, reinsurance recoverable on unpaid losses and loss adjustment expenses are reported for under GAAP as assets rather than netted against the corresponding liability for such items on the balance sheet. Since these recoverable balances are netted against the losses and loss adjustment expense liability for statutory purposes, a SAP/GAAP difference results.

    The table on page 12 discloses the cumulative development of unpaid losses and loss adjustment expenses of the Company from 1989 through 1999. The top line of this table depicts the estimated net liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated net amount of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not reported to the Company. The lower portion of the table shows the re-estimated amount of the previously recorded net liability based on experience as of the end of each succeeding year. Estimated gross liability and the re-estimated amount of previously recorded gross liability for the five years ended December 31, 1999 are shown below the table.

    The Company attempts to estimate reserves that are adequate and neither deficient nor redundant. Therefore, no meaningful evaluation of estimated future redundancies or deficiencies can be developed from the Company's prior experience. The cumulative "redundancy/(deficiency)" shown in the table on page 12 represents the aggregate change in the estimates over prior years. For example, the 1993 liability has developed a $1,146,000 redundancy over six years. That amount has been reflected in income over the five years. The effect on income for the past three years of changes in estimates of the liabilities for losses and loss adjustment expenses is shown in the reconciliation table on page 9. The cumulative redundancy (deficiency) as of the end of any year is due to a re-evaluation of reserves established in prior years at less than or more than the reserved values as of that date.

                           CUMULATIVE LOSS DEVELOPMENT
                                  December 31,
                             (Dollars in thousands)


                             1989      1990      1991     1992      1993     1994      1995     1996      1997     1998      1999
                         -----------------------------------------------------------------------------------------------------------

Net liability for losses
   & loss adjustment       $13,169   $23,199   $23,269  $24,860   $28,641   $26,584   $24,246  $35,876   $33,338  $32,407   $34,563
   expenses

Net paid (cumulative) as
of:

  One year later             5,426     9,892     9,826   11,224    15,862    18,318    13,379   22,100    16,770   26,125         -
  Two years later            8,146    14,386    14,473   16,896    23,547    24,579    22,934   28,301    28,005
  Three years later          9,301    17,057    16,464   18,576    26,659    28,010    24,256   33,142
  Four years later          10,996    18,261    16,654   18,902    27,303    27,446    25,480
  Five years later          11,642    17,976    16,795   18,962    27,089    28,219
  Six years later           11,646    18,074    16,838   18,618    27,606
  Seven years later         11,583    18,227    16,463   19,248
  Eight years later         11,434    17,965    17,079
  Nine years later          11,455    18,602
  Ten years later           12,095

Net liability re-estimated as of:

  One year later            12,247    20,580    20,560   21,937    26,860    26,343    25,040   35,322    30,749   33,305         -
  Two years later           10,463    18,890    18,401   19,565    25,943    28,540    26,237   33,998    30,600
  Three years later         11,071    18,871    17,810   18,695    27,699    28,415    26,141   33,418
  Four years later          11,622    18,654    16,664   19,048    26,914    28,675    25,887
  Five years later          11,706    17,982    16,784   18,720    27,273    28,680
  Six years later           11,628    17,943    16,589   18,774    27,495
  Seven years later         11,542    17,994    16,565   19,231
  Eight years later         11,204    18,005    17,138
  Nine years later          11,483    18,648
  Ten years later           12,130

 Net Reserve Redundancy
   (Deficiency):            $1,039    $4,551    $6,131   $5,629    $1,146  ($2,096)  ($1,641)   $2,458    $2,738   ($898)         -
                          ==========================================================================================================

 Net redundancy
   (deficiency) as a
   percent of original           8%       20%       26%      23%        4%      (8%)      (7%)       7%        8%     (3%)         -
     net liability:
                          ==========================================================================================================


Gross liability for losses & loss adjustment                                $34,653   $31,915  $42,009   $39,523  $43,004   $56,466
expenses
Ceded liability for losses & loss adjustment                                (8,069)   (7,669)  (6,133)   (6,185) (10,597)  (21,903)
expenses
                                                                          ----------------------------------------------------------

Net liability for losses & loss adjustment                                  $26,584   $24,246  $35,876   $33,338  $32,407   $34,563
expenses
                                                                          ==========================================================

Gross liability re-estimated                                                $38,007   $31,294  $40,327   $38,261  $48,970
Ceded liability re-estimated                                                (9,327)   (5,407)  (6,909)   (7,661) (15,665)
                                                                          -----------------------------------------------

Net liability re-estimated                                                  $28,680   $25,887  $33,418   $30,600  $33,305
                                                                          ===============================================

Gross Reserve Redundancy (Deficiency)                                      ($3,354)      $621   $1,682    $1,262 ($5,966)
                                                                          ===============================================


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

    Certain states or territories require the Company to deposit securities issued by such states or territories as a condition of licensure. These securities are managed in-house in accordance with guidelines established by the various states and territories. At December 31, 1999, the market value of all state deposits was approximately $14,276,000.

    The following table sets forth the composition of the Company's investment portfolio at the dates indicated:

                                                                                   December 31,
                                                       1999          1998          1997          1996          1995
                                                                          (Dollars in thousands)
                                                   ---------------------------------------------------------------------
Fixed maturities, available-for-sale, at market
     (1):
Bonds:
U.S. Government                                        $ 10,851       $12,411       $11,289       $13,739       $32,101
Asset backed securities                                   1,837         2,349         3,342         4,004         5,636
Mortgage backed securities                               24,827        23,070        17,754        24,245        17,723
States, municipalities and political subdivisions
                                                         32,057        37,329        27,845        26,608        34,952
Other                                                    29,604        29,413        34,612        27,848        20,284
Redeemable preferred stock, at market (1)                 1,716         2,655         3,904         6,050         6,495
                                                   ------------- ------------- ------------- ------------- -------------

Total fixed maturities                                  100,892       107,227        98,746       102,494       117,191
Common equity securities, at market (1)                   4,199        10,572        10,297         9,779         8,689
Preferred equity securities, at market (1)                5,073         4,265         2,894         4,253         3,592
Other invested assets                                     7,749         4,939         6,945         3,030           938
Short-term investments, at cost                           2,691         2,201         2,281           890           745
                                                   ------------- ------------- ------------- ------------- -------------

Total investments                                       120,604       129,204       121,163       120,446       131,155
Interest bearing cash equivalents (2)                    15,821         2,431         3,807         6,434         5,232
                                                   ------------- ------------- ------------- ------------- -------------

Total investments and cash equivalents                 $136,425      $131,635      $124,970      $126,880      $136,387
                                                   ============= ============= ============= ============= =============

(1)   Market  value  is   principally   determined  by  quotations  on  national
      securities exchanges. When national securities exchange quotes are not available, the Company's investment advisors estimate the market value.

(2) These amounts represent gross invested bank balances.

    The Company's investment results, pre-tax investment yields and effective yields for the periods indicated were as follows:

                                                                     Years ended December 31,
                                                     1999         1998          1997         1996         1995
Investment Results:                                                    (Dollars in thousands)
                                                  ------------------------------------------------------------------
Average invested assets (includes short-term
   investments)                                     $134,030      $127,776     $125,590     $131,473      $137,162

Net investment income                                  7,055         6,651        6,396        6,807         7,863

Average annual yield on investments:
   Fixed maturities                                    5.73%         5.86%        5.88%        5.83%         6.15%
   Equity securities                                   5.60          4.90         3.95         3.11          4.53
   Short-term investments                              5.18          4.31         3.49         4.93          8.21
                                                  ------------ ------------- ------------ ------------ -------------
       Effective yield total investments               5.57          5.51         5.40         5.44          6.10
   Less investment expense                            (0.31)        (0.31)       (0.31)       (0.26)        (0.37)
                                                  ============ ============= ============ ============ =============
       Total  investment yield                         5.26%         5.20%        5.09%        5.18%         5.73%
                                                  ============ ============= ============ ============ =============

Average annual return on investments (1)               3.06%          7.5%       10.10%        6.14%        14.01%
                                                  ============ ============= ============ ============ =============

(1) Average annual return is net investment income, realized gains (losses) and the change in unrealized gains (losses) divided by average invested assets.

    The amortized cost and estimated market value of fixed maturities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Prepayment assumptions for asset backed and mortgage backed securities are obtained from broker dealer survey values or internal estimates. These assumptions are consistent with the current interest rate and economic environment.

                                           Amortized Cost      Estimated
                                                              Market Value
Fixed maturities due:                           (Dollars in thousands)
                                           ----------------------------------

Within 1 year                                     $  3,813          $  3,817
Beyond 1 year but within 5 years                    43,573            42,363
Beyond 5 years but within 10 years                  37,594            35,549
Beyond 10 years but within 20 years                 11,114            11,025
Beyond 20 years                                      8,099             8,138
                                           ---------------- -----------------

                                                  $104,193          $100,892
                                           ================ =================


MARKETING AND GROWTH

    The Company markets its surety bond products in 50 states, the District of Columbia, Guam, Puerto Rico, the U.S. Virgin Islands, Argentina and the Marshall Islands through approximately 9,000 independent agents and brokers. California constituted 24.2% and 23.3% of surety premiums written for the years ended December 31, 1999 and 1998, respectively. Business produced outside of the United States constitutes less than 1% of surety premium.

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

    The  Company's  distribution   methodology  results  in  a  relatively  high
distribution cost system inasmuch as the Company must maintain a cadre of professionals in each branch location as well as pay competitive commissions to the agents it serves. The Company believes, however, that the higher costs of maintaining a local presence in each market it serves are essential to produce acceptable loss characteristics for the surety bonds it underwrites. The
Company's experience has shown that it is important to have experienced underwriting professionals in the markets it serves. This results in more construction site, contractor and agent direct contact than would be possible if the business were underwritten from a remote location. The Company believes that this direct interface is essential to consistently produce profitable underwriting results.

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

    The Company markets its retail court bonds in the states of Washington, Idaho, New Mexico, Utah, Hawaii, Oklahoma, Kansas and Missouri. The business is developed primarily through yellow page advertising. The Company utilizes a large number of independent contractor non-liable agents to post the bonds it writes.

    The Company directs its specialty property and casualty marketing efforts primarily at independent insurance producers. At December 31, 1999, the total number of direct producers placing specialty property and casualty coverage was approximately 125. Such producers are made aware of the coverages offered by the Company primarily through direct solicitation and advertisements in trade publications and trade shows.

COMPETITION

    The insurance industry is a highly competitive industry. There are numerous firms, particularly in the specialty markets, which compete for a limited volume of business. Competition is based upon price, service, products offered and financial strength of the insurance company. These factors as measured in part by the Company's Best rating are particularly important with respect to the surety market. A reduction in the Best rating of Amwest Surety or Far West would impair the Company's ability to operate at the levels it has historically. There are a number of companies in the industry which offer packages and policies similar to the Company's.

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

EMPLOYEES

    At December 31, 1999, the Company employed 520 people.

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

    The Company participates in the Hawaii Hurricane Relief Fund, and accordingly, its Hawaii policies exclude wind coverage over 75 miles per hour. Additionally, the Company participates in the Florida Hurricane Catastrophe Fund at the highest level of participation permitted. Recoveries from this Fund are limited to hurricanes and are based on a formula which utilizes, among other factors, premiums written, industry premiums written, industry losses and amounts available in the fund. As a participant, the Company could be assessed in the event the above Funds sustain hurricane losses.

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

ITEM 2. PROPERTIES

    The Company leases all of its office space which, as of December 31, 1999, totaled approximately 156,000 square feet. The home office aggregates approximately 63,000 square feet. Branch locations range from 150 to 4,600 square feet. See Note 12 of Notes to Consolidated Financial Statements.

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

Period                        High              Low           Dividends
1998 (1)
     First Quarter           13 5/8            12                 .09
     Second Quarter          15 1/3            13 2/7             .09
     Third Quarter           13 3/16           12                 .09
     Fourth Quarter          13 3/16           11 4/5             .09

1999 (1)
     First Quarter           13 3/16            8 3/8             .09
     Second Quarter          10 5/8             8 1/4             .09
     Third Quarter           11 3/8             9 1/4             .09
     Fourth Quarter           9 7/8             6 3/8             .09

(1)  Amounts reflect a 10% stock dividend effective March 31, 1999.

    On March 29, 2000, the closing price of the Company's Common Stock on the American Stock Exchange was $8.75 per share.

HOLDERS

    As of March 29, 2000, there were 320 holders of record of the Company's Common Stock. However, based on available information, the Company believes that the total number of stockholders, including beneficial stockholders, exceeds 1,000.

DIVIDENDS

    The Company began paying cash dividends in 1986. The Company's ability to pay cash dividends is subject to certain regulatory and contractual restrictions. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Notes 8 and 10 of Notes to Consolidated Financial Statements.

    In a decision to deploy more capital toward executing the Company's strategic plan, the Board of Directors voted to eliminate the payment of the regular quarterly cash dividend effective February 9, 2000.

ITEM 6.        SELECTED FINANCIAL DATA

    The selected data presented below under the captions "Summary of Earnings," "Year End Financial Position" and "Operating Ratios" for, and as of the end of, each of the years in the five year period ended December 31, 1999, are derived from the consolidated financial statements of Amwest Insurance Group, Inc. and subsidiaries, which financial statements have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1999 and 1998 and for each of the years in the three year period ended December 31, 1999 and the report thereon, are included elsewhere in this Annual Report on Form 10-K.

                                                 SELECTED FINANCIAL DATA
                                         (In thousands, except per share amounts)

                                                                          Year ended December 31,
                                                 1999           1998            1997            1996            1995
                                            -------------------------------------------------------------------------------
Summary of Earnings:
Net premiums earned                              $ 110,544       $ 105,971        $ 92,150        $ 87,883        $ 85,170
Net investment income                                7,055           6,651           6,396           6,807           7,863
Realized gains                                       3,913           4,400           3,473           2,201           2,176
Underwriting expenses                              121,465         108,947          93,233          97,961          88,847
Income (loss) before income taxes                      516           9,012           7,435         (5,046)           4,498
Provision (benefit) for income taxes                    76           2,743           1,937         (2,360)             829
Net income (loss)                                   $  440         $ 6,269         $ 5,498       $ (2,686)         $ 3,669
                                            ===============================================================================

Per share (1):
     Basic                                         $   .10         $  1.47         $  1.34        $  (.67)          $  .92
                                            ===============================================================================
     Diluted                                       $   .10         $  1.45         $  1.33        $  (.67)          $  .90
                                            ===============================================================================

Cash dividends                                     $  0.36         $  0.36         $  0.40         $  0.40          $ 0.36
                                            ===============================================================================

Year End Financial Position:
Total investments                                $ 120,604        $129,204         121,163         120,446         131,155
Total assets                                       241,695         216,291         190,519         181,418         183,833
Bank indebtedness                                   14,500          14,500          14,500          12,500          12,500
Total stockholders' equity                          56,802          61,902          57,179          49,932          55,075
Average stockholders' equity                        59,352          59,541          53,558          52,504          50,616
Return on stockholders' equity                        .74%          10.53%          10.27%         (5.12%)           7.25%

Operating Ratios:
Loss & loss adjustment expenses                      43.7%           38.5%           37.6%           53.1%           41.4%
Other underwriting expenses                          66.2%           64.3%           63.6%           58.4%           62.9%
Combined ratios                                     109.9%          102.8%          101.2%          111.5%          104.3%


(1)      Amounts reflect a 10% stock dividend effective March 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Year ended December 31, 1999 compared to year ended December 31, 1998

    Premiums written increased 3% from $132,819,000 in 1998 to $136,488,000 in 1999.

    The premium growth was due to premium increases in the surety product lines. Premiums for the surety business increased 6% from $102,270,000 in 1998 to $108,184,000 in 1999. The increase is attributable to increased writings in the court and commercial surety operations. The Company is focused on increasing non-contract surety production and has increased the percentage of this business from 39% of total surety writings in 1998 to 43% of total surety writings in 1999.

    Premiums for the property and casualty business decreased 7% from $30,549,000 in 1998 to $28,304,000 in 1999. The decrease is primarily due to discontinuation of the California and Arizona Private Passenger Automobile and California Homeowners programs during 1999.

    Net premiums earned increased 4% from $105,971,000 in 1998 to $110,544,000 in 1999. The Company generally earns premiums ratably over the assigned bond terms for the surety business and the policy term for the specialty property and casualty business.

    Net investment income increased 6% from $6,651,000 in 1998 to $7,055,000 in 1999. The increase for the year is primarily due to an increase in the amount of average invested assets from $127,776,000 in 1998 to $134,030,000 in 1999.
Investment yields in 1999 were comparable to those in 1998. Net realized investment gains decreased from $4,400,000 in 1998 to $3,913,000 in 1999. The investments sold during 1999 were primarily equity securities and certain fixed income investments including mortgage-backed and municipal bond securities.

    Commissions and fees decreased 4% from $2,854,000 in 1998 to $2,736,000 in 1999. The decrease is primarily due to a decrease in fees charged to the policyholders on the property and casualty business due to discontinuation of the California and Arizona Private Passenger Automobile and California
Homeowners programs in 1999 partially offset by an increase in fee income on property bonds and funds control business.

    Net losses and loss adjustment expenses increased 18% from $40,831,000 in 1998 to $48,310,000 in 1999. The increase is primarily due to a number of significant losses in the contract surety product line, continued losses on the property and casualty discontinued lines, and adverse development on property and casualty. The net losses for both years reflect the benefit of the aggregate stop loss reinsurance treaty. Losses and loss adjustment expense ceded to this treaty were $2,533,000 in 1998 and $6,981,000 in 1999 on ceded premium of $2,316,000 in 1998 and $4,822,000 in 1999.

    Policy acquisition costs increased as a percentage of net premiums earned from 51%, or $53,806,000 in 1998 to 52%, or $57,723,000 in 1999. The increase in the expense ratio is primarily due to a decline in writings attributable to the discontinued California and Arizona private passenger automobile programs in the property and casualty division, increased commission expense on the surety business, a decreased ceding commission on the surety quota share reinsurance program and the elimination of quota share reinsurance on the discontinued property and casualty programs which generated ceding commission in 1998.

    General operating costs remained constant as a percentage of net premiums earned at 14%, or $14,310,000 in 1998 and $15,432,000 in 1999.

    Interest expense increased 18% from $1,917,000 in 1998 to $2,267,000 in 1999. The increase is attributable to an increase in average funds held on which the Company pays interest from $27,488,000 for 1998 to $40,407,000 for 1999.

    Income before income taxes decreased from $9,012,000 in 1998 to $516,000 in 1999 due to the factors outlined above.

    The effective tax rate was 30% in 1998 as compared to 15% in 1999. The primary reason for the variance from the corporate income tax rate of 34% is tax-advantaged income received on a portion of the Company's investment portfolio offset by certain non-deductible expenses.

    Net income decreased from $6,269,000 in 1998 to $440,000 in 1999 due to the factors outlined above.

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

    Commissions and Fees increased 365% from $615,000 in 1997 to $2,854,000 in 1998. The increase is primarily due to the addition of funds control business in 1998 and the purchase of Liberty Bonding Company in 1998 which writes property bonds.

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

    Policy acquisition costs as a percentage of net premiums earned remained relatively constant at a ratio of 50% or $45,952,000 in 1997 and 51% or $53,806,000 in 1998.

    General operating costs decreased as a percentage of net premiums earned from 14% or $12,624,000 in 1997 to 13% or $14,310,000 in 1998. The decrease in the ratio is due to increased efficiency in servicing an increased premium base. The 1998 amounts include a non-recurring $319,000 charge in connection with the disposition and write-off of the Company's New York probate operation.

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

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1999, the Company had total cash and cash equivalents and investments of $136,425,000. Included in these amounts is an aggregate of
$50,271,000 in funds held which are shown as a liability on the Company's consolidated balance sheet. As of December 31, 1999, the Company's investment balances were comprised of $100,892,000 in fixed maturities held at market, $4,199,000 in common equity securities, $5,073,000 in preferred equity securities, $7,749,000 in other invested assets and $2,691,000 in short-term investments.

    The Company's off balance sheet collateral which primarily consists of irrevocable letters of credit and certificates of deposit increased from $218,360,000 at December 31, 1998 to $241,649,000 at December 31, 1999. This
increase is primarily attributable to increased commercial surety writings.

    In addition, funds held increased from $30,542,000 at December 31, 1998 to $50,271,000 at December 31, 1999. The Company reflects in its consolidated financial statements funds received as collateral on which net earnings inure to the benefit of the Company. This amounted to $22,092,000 at December 31, 1998 and $37,173,000 at December 31, 1999. The increase in this amount is primarily attributed to increased commercial surety writings and timing and payment of claims activity related to draws on irrevocable letters of credit and certificates of deposit. The Company also holds funds as deposits on certain property and casualty business, certain immigration business and on funds control business. These funds amounted to $8,450,000 at December 31, 1998 and $13,098,000 at December 31, 1999. This increase is due to an increase in funds held for the Company's funds control business.

    Because the Company depends primarily on dividends from its insurance subsidiaries for its net cash flow requirements, absent other sources of cash flow, the Company cannot pay dividends materially in excess of the amount of dividends that could be paid by the insurance subsidiaries to the Company. See
Note 8 of Notes to Consolidated Financial Statements.

    On August 6, 1994, the Company entered into a revolving credit agreement with Union Bank for $12,500,000 which refinanced a previous loan. The debt agreement was amended on April 24, 1996, July 10, 1996 and waived and amended as of September 30, 1997, February 9, 1999 and August 30, 1999 to increase the amount available under the revolving line of credit from $12,500,000 to $15,000,000 and to change certain covenants and payment requirements. At December 31, 1999, $15,000,000 is available under the revolving line of credit, $14,500,000 of which is currently utilized. The bank loan has a variable rate of interest based upon fluctuations in the London Interbank Offered Rate (LIBOR) and has amortizing principal payments. The interest rate at December 31, 1999 was 8.2%. The credit agreement contains certain financial covenants with respect to capital expenditures, business acquisitions, liquidity ratio, leverage ratio, tangible net worth, net profit and dividend payments. See Note 10 of Notes to Consolidated Financial Statements.

    The Company is a party to a lease with ACD2 regarding its corporate headquarters. The lease term is for a period of 15 years and contains provisions for scheduled lease charges. The Company's minimum commitment with respect to this lease in 2000 is approximately $893,000. The Company has the option to purchase this home office building and land commencing on April 27, 2000 and extending for a six month period at a predetermined rate for the building, with the value of land based on then existing market rates. See Note 12 of Notes to Consolidated Financial Statements.

    Other than the Company's obligations with respect to funds held, the Company's obligations to pay claims as they arise, the Company's commitments to pay principal and interest on the bank debt and lease expenses as noted above, the Company has no significant cash commitments.

    The Company believes that its cash flows from operations and other present sources of capital are sufficient to sustain its needs for the remainder of 2000.

    The Company used $1,538,000, $697,000 and $9,716,000 in cash from operating activities in the fiscal years ended December 31, 1997, 1998 and 1999, respectively. The Company generated $3,835,000, used $7,526,000 and generated $4,382,000 in cash for investing activities for the fiscal years ended December 31, 1997, 1998 and 1999, respectively. The Company used $4,924,000, generated $6,847,000 and generated $18,724,000 in cash from financing activities for the fiscal years ended December 31, 1997, 1998 and 1999, respectively. The cash used for operating activities in 1999 increased approximately $9,000,000 due primarily to an increase in contract settlement funds receivable. Such increase is attributable to increased funding of principals to complete various contracts currently in claim.

    The effect of inflation on the revenues and net income of the Company during all three periods discussed above was not significant.

OTHER MATTERS

Year 2000 Issues:

    The Company did not experience material Year 2000 problems and does not expect to incur any significant additional costs related to Year 2000 matters.

New Accounting Standards:

     In 1998, the American Institute of Certified Accountants issued Statement of Position No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 addresses the accounting for various costs associated with the development of software for internal use. SOP 98-1 requires that costs incurred in the Preliminary Project and Post-Implementation/Operation Stages be expensed as incurred while certain costs incurred in the Application Development Stage are to be capitalized. The Company adopted the provisions of SOP 98-1 effective January 1, 1999.

Other Issues:

    Certain statements contained in this Form 10-K regard matters which are not historical facts and are forward looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to: the ineffectiveness of the recently modified commercial transportation products, a deterioration in premiums written or losses incurred in the Company's surety and other specialty business, the inability to achieve increased percentage writings of commercial surety and court products, a decline in the Company's credit or other third party ratings, the lack of adherence by branch personnel to Company underwriting guidelines, a reduction in the investment yield earned on the Company's investment portfolio, or a general economic decline. The Company undertakes no obligation to release publicly the results of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

    The following table provides information about all our fixed maturity investments which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates at December 31, 1999. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

                                                          December 31,                                      December 31, 1999
                                                                                                                        Estimated
                                                                                         There-After     Amortized       Market
                                 2000         2001        2002        2003        2004                     Cost           Value
                            ----------- ------------ ----------- ----------- ----------- ------------- --------------- -------------
                                                                    (Dollars in thousands)

Tax-exempt                      $1,250      $3,995      $1,000        $700      $1,835       $20,115          $29,803      $29,331
Average interest rate            4.06%       4.15%       5.05%       6.89%       4.925         5.24%              -              -
Taxable - other than
   mortgage-backed
   securities                   $1,276      $4,150      $5,890      $5,597      $6,200       $29,513        $48,764        $46,734
Average interest rate            6.10%       6.43%       5.07%       5.76%       6.80%         6.22%              -              -
Mortgage-backed securities
                                $1,280      $1,425      $3,949      $6,398      $2,680        $9,852         $25,626       $24,827
Average interest rate            7.00%       8.13%       7.10%       7.72%       8.09%         9.94%              -              -
                            =========== ============ =========== =========== =========== ============= ============== ==============
Total                           $3,806      $9,570     $10,839     $12,695     $10,715       $59,480       $104,193       $100,892
                            =========== ============ =========== =========== =========== ============= ============== ==============

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    For information regarding Directors and Executive Officers of the Registrant, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 19, 2000, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    For information regarding executive compensation, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 19, 2000, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    For information regarding security ownership of certain beneficial owners and management, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 19, 2000, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    For information regarding certain relationships and related transactions, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held May 19, 2000, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, and which is incorporated herein by reference.

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

       10.8 Waiver and Amendment No. 2 dated as of February 9, 1999 to the Restated Revolving Credit Agreement dated July 10, 1996. (Incorporated by reference to Exhibit 10.8 to the Company's 1998
                 Form 10-K.)

       10.9 Waiver and Amendment No. 3 dated as of August 30, 1999 to the Restated Revolving Credit Agreement dated July 10, 1996. (Incorporated by reference to Exhibit 10 to the Company's September 30, 1999 Form 10-Q.)

       10.10 Casualty Excess of Loss Reinsurance Contract effective July 1, 1996 issued to Condor Insurance Company, Amwest Surety Insurance Company and Far West Insurance Company by a group of reinsurers led by Gerling Global Reinsurance Corporation. (Incorporated by reference to Exhibit 10.53 to the Company's 1996 Form 10-K.)

       10.11 Contingent Excess of Loss Reinsurance Contract effective July 1, 1998 issued to Condor Insurance Company, Amwest Surety Insurance Company and Far West Insurance Company by a group of reinsurers led by Kemper Reinsurance Company. (Incorporated by reference to Exhibit 10.10 to the Company's 1998 Form 10-K.)

       10.12 Excess of Loss Reinsurance Contract effective October 1, 1997 issued to Amwest Surety Insurance Company by a group of reinsurers lead by Kemper Reinsurance Company. (Incorporated by reference to Exhibit 10.10 to the Company's 1997 Form 10-K.)

       10.13 Aggregate Stop Loss Reinsurance Contract effective January 1, 1999 issued to Amwest Surety Insurance Company, Far West Insurance Company and Condor Insurance Company by Underwriters Reinsurance Company (Barbados) Inc.

       10.14 50% Private Passenger Automobile Quota Share Reinsurance Contract effective July 1, 1997 issued to Condor Insurance Company, Amwest Surety Insurance Company and Far West Insurance Company by Gerling Global Reinsurance Corporation and USF RE Insurance Company. (Incorporated by reference to Exhibit 10.12 to the Company's 1997 Form 10-K.)

       10.15 75% California Homeowners Multiple Line Quota Share Reinsurance Contract effective July 1, 1997 issued to Condor Insurance Company, Amwest Surety Insurance Company and Far West Insurance Company by Constitution Reinsurance Corporation and Vesta Fire Insurance Company. (Incorporated by reference to Exhibit 10.13 to the Company's 1997 Form 10-K.)

       10.16 75% Florida Multiple Line Quota Share Reinsurance Contract effective July 1, 1998 issued to Condor Insurance Company, Amwest Surety Insurance Company and Far West Insurance Company by a group of reinsurers led by Vesta Fire Insurance Corporation. (Incorporated by reference to Exhibit 10.15 to the Company's 1998 Form 10-K.)

       10.17 Quota Share Reinsurance Agreement effective July 1, 1998 issued to Amwest Surety Insurance Company by Underwriters Reinsurance Company. (Incorporated by reference to Exhibit 10.16 to the Company's 1998 Form 10-K.)

       10.18 Excess Per Event Reinsurance Contract effective July 1, 1999 issued to Condor Insurance Company, Amwest Surety Insurance Company and Far West Insurance Company by a group of reinsurers led by Gerling Global Reinsurance Corporation of America.

       10.19 Excess Catastrophe Reinsurance Contract effective July 1, 1999 issued to Condor Insurance Company, Amwest Surety Insurance Company and Far West Insurance Company by a group of reinsurers led by Gerling Global Reinsurance Corporation of America.

       10.20 Stock Option Plan of the Company, as amended. (Incorporated by reference to Exhibit 4.1 to the Company's Form
                S-8 Registration Statement No. 33-82178.)

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

       10.21 Rights Agreement dated as of May 10, 1999 executed by the Company and American Stock Transfer and Trust Company, as rights agent. (Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form 8-K dated May 11, 1999.)

       10.22 Amended Certificate to the Certificate of Designation, Preferences and Rights of Series A Junior Participating Cumulative Preferred Stock of Amwest Insurance Group, Inc. effective on May 10, 1999. (Incorporated by reference to Exhibit
                99.2 to the Company's Registration Statement on Form 8-K dated May 11, 1999.)

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

       11.1     Statement regarding computation of per share earnings.
                (See Note 1 of Notes to Consolidated Financial Statements.)

       21.1     List of Subsidiaries of Registrant.  (Incorporated  by reference
                to  Exhibit  3(22)  to  the  Company's  Form  8-B   Registration
                Statement No. 1-9580.)

       23.1 Consent of KPMG LLP for incorporation by reference of their opinion to the Registration Statements Nos. 33-11020, 33-24243, 33-38128 and 33-82178 on Form S-8 and in Registration Statements Nos. 33-28645 and 33-37984 on Form S-3 of Amwest Insurance
                Group, Inc. (See page 70 of the Consolidated Financial Statements.)

(d) Schedules

                Independent Auditors' Report.

                Index to financial statement schedules.

    Schedule                            Caption

        I Summary of Investments-Other Than Investments in Related Parties at December 31, 1999.

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

                                                 AMWEST INSURANCE GROUP, INC.



    Date: March 29, 2000                    By: /s/  JOHN E. SAVAGE
                                                -----------------------------

                                                      John E. Savage
                                            President, Chief Executive Officer
                                                       and Director


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


         Signature                        Title                       Date



/s/RICHARD H. SAVAGE               Chairman of the Board          March 29, 2000
---------------------------
     Richard H. Savage

                            President, Chief Executive Officer
                                       and Director
/s/  JOHN E. SAVAGE            (Principal Executive Officer)      March 29, 2000
---------------------------
     John E. Savage

                           Senior Vice President, Chief Financial
                               Officer, Treasurer and Director
                              (Principal Financial and Principal
/s/  STEVEN R. KAY                  Accounting Officer)           March 29, 2000
---------------------------
     Steven R. Kay



/s/  NEIL F. PONT           Senior Vice President and Director    March 29, 2000
---------------------------
     Neil F. Pont



/s/  THOMAS R. BENNETT                   Director                 March 29, 2000
---------------------------
     Thomas R. Bennett



/s/  BRUCE A. BUNNER                     Director                 March 29, 2000
---------------------------
     Bruce A. Bunner



/s/  ROBERT W. KLEINSCHMIDT              Director                 March 29, 2000
---------------------------
     Robert W. Kleinschmidt



/s/  GUY A. MAIN                         Director                 March 29, 2000
---------------------------
       Guy A. Main



/s/  ARTHUR F. MELTON                    Director                 March 29, 2000
---------------------------
     Arthur F. Melton



/s/  ROLAND D. MILLER                    Director                 March 29, 2000
---------------------------
     Roland D. Miller



/s/  CHARLES L. SCHULTZ                  Director                 March 29, 2000
---------------------------
     Charles L. Schultz

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                          Page

Independent Auditors' Report                                               35

Consolidated Financial Statements:

     Consolidated  Statements of  Operations  and  Comprehensive
          Income for the Years Ended December 31, 1999, 1998 and 1997
                                                                           36

     Consolidated Balance Sheets as of December 31, 1999 and 1998          37

     Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1999, 1998 and 1997                                 39

     Consolidated Statements of Changes in Stockholders' Equity for
          the Years Ended December 31, 1999, 1998 and 1997                 40

     Notes to Consolidated Financial Statements                            41

                          INDEPENDENT AUDITORS' REPORT







To the Board of Directors and Stockholders
Amwest Insurance Group, Inc.:

     We have audited the accompanying consolidated balance sheets of Amwest Insurance Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income, cash flows and changes in stockholders' equity for each of the years in the three year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amwest Insurance Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999, in conformity with generally accepted accounting principles.



Los Angeles, California
February 3, 2000


                                                          KPMG LLP


                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

             (Dollars in thousands, except share and per share data)


                                                                                            Years ended December 31,
                                                                                    1999              1998             1997
                                                                            ----------------- ---------------- -----------------
OPERATIONS
Gross written premiums                                                              $136,488         $132,819          $108,091
                                                                            ----------------- ---------------- -----------------

Net premiums earned                                                                  110,544          105,971            92,150
Net investment income                                                                  7,055            6,651             6,396
Net realized investment gains                                                          3,913            4,400             3,473
Commissions and fees                                                                   2,736            2,854               615
                                                                            ----------------- ---------------- -----------------
     Total revenues                                                                  124,248          119,876           102,634

Net losses and loss adjustment expenses                                               48,310           40,831            34,657
Policy acquisition costs                                                              57,723           53,806            45,952
General operating costs                                                               15,432           14,310            12,624
Interest expense                                                                       2,267            1,917             1,966
                                                                            ----------------- ---------------- -----------------
     Total expenses                                                                  123,732          110,864            95,199

Income before income taxes                                                               516            9,012             7,435
Provision for income taxes                                                                76            2,743             1,937
                                                                            ----------------- ---------------- -----------------

     Net income                                                                       $  440          $ 6,269           $ 5,498
                                                                            ----------------- ---------------- -----------------

Earnings per common share:
     Basic                                                                           $   .10          $  1.47           $  1.34
                                                                            ================= ================ =================
     Diluted                                                                         $   .10          $  1.45           $  1.33
                                                                            ================= ================ =================


COMPREHENSIVE INCOME (LOSS)
Net income                                                                            $  440          $ 6,269           $ 5,498
Other comprehensive income (loss):
      Unrealized  gains(losses)  on  securities,  net of income taxes of $1,257,
         $(259) and $(1,553) for the years ended December 31,
         1999, 1998 and 1997,                                                        (2,441)              502             3,014
         respectively
       Reclassification  adjustment  for gains  included in net  income,  net of income taxes of $1,079, $756 and $594 for the years ended
         December 31, 1999, 1998 and 1997, respectively                              (2,094)          (1,469)           (1,154)
                                                                            ----------------- ---------------- -----------------

                     Comprehensive income (loss)                                   $ (4,095)          $ 5,302           $ 7,358
                                                                            ================= ================ =================



          See accompanying notes to consolidated financial statements.




                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                                                               December 31,
                                                                                          1999             1998
                                                                                  ---------------- -----------------
                                ASSETS
Investments:
     Fixed  maturities,  available-for-sale  (amortized  cost  of  $104,193  and
         $105,355 at December 31, 1999 and 1998, respectively)                          $ 100,892         $ 107,227

     Common equity securities, available-for-sale (cost of $2,886 and
         $7,692 at December 31, 1999 and 1998, respectively)                                4,199            10,572

     Preferred equity securities, available-for-sale (cost of $4,905
         and $4,258 at December 31, 1999 and 1998, respectively)                            5,073             4,265

     Other invested assets (cost of $7,725 and $4,622 at December 31,
         1999 and 1998, respectively)                                                       7,749             4,939

     Short-term investments                                                                 2,691             2,201
                                                                                  ---------------- -----------------

         Total investments                                                                120,604           129,204

Cash and cash equivalents                                                                  15,821             2,431
Accrued investment income                                                                   1,654             1,470
Agents' balances and premiums  receivable (less allowance for doubtful  accounts of $1,260 and $1,015 at December 31, 1999 and 1998,
     respectively)                                                                         15,365            17,309
Contract settlement funds and collateral receivable                                        16,270             6,493
Reinsurance recoverable:
     Paid loss and loss adjustment expenses                                                 5,401             6,236
     Unpaid loss and loss adjustment expenses                                              21,903             9,837
Ceded unearned premiums                                                                     6,747             8,584
Deferred policy acquisition costs                                                          22,147            20,209
Furniture, equipment and improvements, net                                                  5,635             6,267
Income taxes recoverable                                                                    1,472               951
Other assets                                                                                8,676             7,300
                                                                                  ---------------- -----------------

     Total assets                                                                       $ 241,695         $ 216,291
                                                                                  ================ =================



                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Continued)

             (Dollars in thousands, except share and per share data)

                                                                                               December 31,
                                                                                          1999             1998
                                                                                  ---------------- -----------------
                              LIABILITIES

Unpaid losses and loss adjustment expenses                                               $ 56,466          $ 42,244

Unearned premiums                                                                          51,736            51,627

Funds held                                                                                 50,271            30,542

Deferred Federal income taxes                                                                 494             3,185

Bank indebtedness                                                                          14,500            14,500

Amounts due to reinsurers                                                                   2,181             4,393

Other liabilities                                                                           9,245             7,898
                                                                                  ---------------- -----------------

     Total liabilities                                                                    184,893           154,389
                                                                                  ---------------- -----------------

                         STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 1,000,000 shares authorized: issued
     and outstanding; none                                                                      -                 -

Common stock, $.01 par value, 10,000,000 shares authorized: issued and outstanding; 4,328,592 at December 31, 1999 and 4,311,580 at
     December 31, 1998                                                                         43                43

Additional paid-in capital                                                                 19,724            19,175

Accumulated other comprehensive income                                                    (1,186)             3,349

Retained earnings                                                                          38,221            39,335
                                                                                  ---------------- -----------------

     Total stockholders' equity                                                            56,802            61,902
                                                                                  ---------------- -----------------

         Total liabilities and stockholders' equity                                    $  241,695         $ 216,291
                                                                                  ================ =================

          See accompanying notes to consolidated financial statements.



                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                             (Dollars in thousands)

                                                                                Years ended December 31,
                                                                        1999              1998             1997
                                                                ----------------- ---------------- -----------------
Cash flows from operating activities:
     Net income                                                         $    440          $ 6,269            $5,498
     Adjustments to reconcile net income to cash provided by
     operating activities:
         Change in agents' balances, premiums receivable and
              unearned premiums                                            2,053            4,816             6,445
         Change in accrued investment income                               (184)            (104)                33
         Change in unpaid losses and loss adjustment expenses
                                                                          14,222            2,721           (2,486)
         Change in contract settlement funds and collateral
              receivable                                                 (9,777)          (2,119)             (249)
         Change in reinsurance recoverables and ceded
              unearned premiums                                          (9,394)         (13,909)               293
         Change in amounts due to/from reinsurers                        (2,212)            3,938               110
         Change in other assets and other liabilities                       (29)            (969)           (6,298)
         Change in income taxes, net                                       (875)              388             2,346
         Change in deferred policy acquisition costs                     (1,938)            1,090           (5,198)
         Net realized gain on sale of investments                        (3,913)          (4,400)           (3,478)
         Net realized loss on sale of fixed assets                             -                6                48
         Provision for depreciation and amortization                       1,891            1,576             1,398
                                                                ----------------- ---------------- -----------------
           Net cash (used) by operating activities                       (9,716)            (697)           (1,538)
                                                                ----------------- ---------------- -----------------

Cash flows from investing activities:
     Cash received from investments sold                                  44,189           74,642            52,441
     Cash received from investments matured or called                     10,208           18,475             8,545
     Cash paid for investments acquired                                 (48,895)         (98,331)          (55,214)
     Amortization/accretion of bonds                                         139              181               116
     Capital expenditures, net                                           (1,259)          (2,493)           (2,053)
                                                                ----------------- ---------------- -----------------
         Net cash provided (used) by investing activities                  4,382          (7,526)             3,835
                                                                ----------------- ---------------- -----------------

Cash flows from financing activities:
     Proceeds from issuance of long term debt                                  -                -             2,000
     Proceeds from issuance of common stock                                  720              975             1,382
     Repurchase of common stock                                            (171)
     Change in funds held                                                 19,729            7,426           (6,812)
     Dividends paid                                                      (1,554)          (1,554)           (1,494)
                                                                ----------------- ---------------- -----------------
         Net cash provided (used) by financing activities                 18,724            6,847           (4,924)
                                                                ----------------- ---------------- -----------------

Net increase (decrease) in cash and cash equivalents                      13,390          (1,376)           (2,627)
Cash and cash equivalents at beginning of year                             2,431            3,807             6,434
                                                                ----------------- ---------------- -----------------
Cash and cash equivalents at end of year                               $  15,821          $ 2,431           $ 3,807
                                                                ================= ================ =================

Supplemental disclosure of cash flow information:
         Cash paid during the year for interest                          $ 2,267          $ 1,917           $ 1,966
         Cash paid during the year for income taxes                          908            4,023               460


          See accompanying notes to consolidated financial statements.



                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                    (Dollars in thousands, except share data)

                  Years ended December 31, 1999, 1998, and 1997

                                                         Common stock
                                                     ----------------------                Accumulated
                                                                  $.01      Additional        other                      Total
                                                       Shares      par        paid-in     comprehensive   Retained    stockholders'
                                                       issued      value      capital        income       earnings       equity
                                                     ------------ --------- ------------- --------------- ----------- --------------

Balance at December 31, 1996                           4,024,462       $41       $16,819        $  2,456     $30,616        $49,932
Issuance of common stock pursuant to the exercise
     of options                                           86,031         1           681               -           -            682
Issuance of common stock pursuant to the employee
     stock purchase plan                                  10,252         -           132               -           -            132
Issuance of common stock for agency purchases             57,210         -           569               -           -            569
Change in other comprehensive income                           -         -             -           1,860           -          1,860
Cash dividends                                                 -         -             -               -     (1,494)        (1,494)
Net income                                                     -         -             -               -       5,498          5,498
                                                     ------------ --------- ------------- --------------- ----------- --------------

Balance at December 31, 1997                           4,177,955        42        18,201           4,316      34,620         57,179
Issuance of common stock pursuant to the exercise
     of options                                           81,167         1           439               -           -            440
Issuance of common stock pursuant to the employee
     stock purchase plan                                  17,947         -           215               -           -            215
Issuance of common stock for agency purchases             34,511         -           320               -           -            320
Change in other comprehensive income                           -         -             -           (967)           -          (967)
Cash dividends                                                 -         -             -               -     (1,554)        (1,554)
Net income                                                     -         -             -               -       6,269          6,269
                                                     ------------ --------- ------------- --------------- ----------- --------------

Balance at December 31, 1998                           4,311,580        43        19,175           3,349      39,335         61,902
Issuance of common stock pursuant to the exercise
     of options                                            9,169         -            64               -           -             64
Issuance of common stock pursuant to the employee
     stock purchase plan                                  17,505         -           157               -           -            157
Issuance of common stock for agency purchases
                                                           6,938         -           499               -           -            499
Repurchase of common stock                              (16,600)                   (171)                                      (171)
Change in other comprehensive income                           -         -             -         (4,535)           -        (4,535)
Cash dividends                                                 -         -             -               -     (1,554)        (1,554)
Net income                                                     -         -             -               -         440            440
                                                     ------------ --------- ------------- --------------- ----------- --------------

Balance at December 31, 1999                           4,328,592       $43       $19,724       $ (1,186)     $38,221        $56,802
                                                     ============ ========= ============= =============== =========== ==============

          See accompanying notes to consolidated financial statements.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998, and 1997



 (1)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Amwest Insurance Group, Inc., (the "Company") through its wholly owned insurance subsidiaries, is primarily engaged in underwriting surety bonds nationwide, commercial automobile insurance in the state of California and, to a lesser extent, other property and casualty coverages in various parts of the United States. The surety bonds are predominantly written through the Company's 30 branch and field offices located throughout the United States. In 1999 and 1998, respectively, the Company's direct premiums written in California was 35.4% and 36.9%.

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

Management Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(1)            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Earnings Per Share

Basic earnings per share ("EPS") is calculated based on the weighted average number of common shares outstanding and diluted EPS includes the effects of dilutive potential common shares. The effect on reported EPS data is as follows:

                                                 Income              Shares            Per-Share
               Years ended December 31,       (Numerator)       (Denominator) (1)      Amount (1)
                                            ($ in thousands)                            (Dollars)
                                           -------------------- ------------------- -------------
Basic EPS:
         1999                                     $   440           4,318,537            $  .10
         1998                                     $ 6,269           4,258,684            $ 1.47
         1997                                     $ 5,498           4,095,576            $ 1.34
Effect of Dilutive Securities:
         1999                                                          12,783
         1998                                                          76,274
         1997                                                          51,917
Diluted EPS:
         1999                                     $   440           4,331,320            $  .10
         1998                                     $ 6,269           4,334,958            $ 1.45
         1997                                     $ 5,498           4,147,493            $ 1.33

(1)      Amounts reflect a 10% stock dividend effective March 31, 1999.


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

Policy acquisition costs incurred and amortized to income are as follows:

                                              Years ended December 31,
                                       1999             1998              1997
                                               (Dollars in thousands)
                                 ----------------------------------------------------

Balance at beginning of year             $ 20,209         $ 21,299          $ 16,101
Costs deferred during the year             59,661           52,716            51,150
Amortization charged to expense          (57,723)         (53,806)          (45,952)
                                 ----------------- ---------------- -----------------

Balance at end of year                   $ 22,147         $ 20,209          $ 21,299
                                 ================= ================ =================

(1)            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Funds Held

The Company accepts various forms of collateral for issuance of its surety bonds, including cash, trust deeds or mortgages on real property, irrevocable letters of credit, certificates of deposit, savings accounts and publicly traded securities. The Company's policy is to record in the accompanying consolidated financial statements only funds received as collateral on which earnings inure to the benefit of the Company. These funds are not restricted as to withdrawal or usage, are not segregated by the Company and are invested on an ongoing basis. At December 31, 1999, the related collateral balances accrue interest daily at an average rate of 3.6% per annum and are due and payable (together with accrued interest) to the collateral owner upon exoneration of the underlying liability.

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

Market values for fixed maturities are obtained from a national quotation service. Temporary unrealized investment gains and losses on fixed maturities, available-for-sale are credited or charged directly to stockholders' equity, net of applicable tax effect. When a decline in market value of fixed maturities is considered to be other than temporary, a loss is recognized in the consolidated statement of operations. Mortgage backed securities are valued at amortized cost using the pro-rata method of amortization including anticipated prepayments calculated at the date of purchase using the average life method. Adjustments are made as necessary to the value of the bonds for changes in the average life calculation. These changes are based upon current and past experience for the underlying collateral.

(1)            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Equity securities are carried at market value. Net unrealized appreciation (depreciation) on equity securities "available for sale", to the extent that there is no other than temporary impairment of value, is credited or charged directly to stockholders' equity, net of applicable income tax effect. Market values for equity securities are principally determined by quotations on national securities exchanges. When a decline in market value is considered to be other than temporary, a loss is recognized in the consolidated statement of operations.

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

(1)            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Contract Settlement and Collateral Receivable

The Company has recorded on the balance sheet an accrual for contract settlement funds and collateral receivable. Contract settlement funds are those funds due from obligees on contract performance and payment bonds where the Company has chosen to take over and complete the projects in order to mitigate losses. Collateral receivable is recorded for letters of credit which have been requested for draw to the bank, but the funds have not yet been received. Accrued amounts are determined on a case by case basis and are included as a reduction of losses incurred.

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

(1)            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Risk-Based Capital

    The NAIC has adopted a risk-based capital formula for property and casualty insurance companies which establishes recommended minimum capital requirements. The formula has been designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements and a number of other factors. The Company has calculated its risk-based capital requirement as of December 31, 1999 and found that its subsidiaries exceeded the highest capital requirement level. However, Condor's surplus level is very near the company action level of the Nebraska Risk Based Capital Statute. As a result, the Nebraska Department of Insurance has requested that the Company file a business plan for Condor which contains all of the attributes required of a risk based capital plan. It is anticipated that the business plan will be filed during April 2000.

Reclassifications

Certain amounts in the accompanying consolidated financial statements for 1997 and 1998 have been reclassified to conform to the 1999 financial statement presentation.



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

A summary of off-balance sheet collateral held by the Company as of December 31 is as follows:

                                                       December 31,
                                                   1999             1998
                                                  (Dollars in thousands)
                                             ----------------------------------
Off-Balance Sheet Collateral:
     Irrevocable letters of credit                  $ 158,723        $ 152,814
     Certificates of Deposit                           26,000           22,352
     Other Collateral                                  56,926           43,194
                                             ----------------- ----------------

         Total Off-Balance Sheet Collateral         $ 241,649        $ 218,360
                                             ================= ================

(2) FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK (CONTINUED)


Trust deeds and mortgages on real property held as collateral are not reflected in the above figures due to the inexact nature of their disposition values. During 1999 and 1998, the Company received approximately 6.1% and 5.8% of its total collateral recoveries from trust deeds and mortgages on real property.

The Company's off-balance-sheet collateral, most notably irrevocable letters of credit, is taken on behalf of principals located in every geographical region of the country. The Company does not believe there to be noteworthy concentration of credit risk in any single area.

(3)            INVESTMENTS

A summary of net investment income is as follows:                 Years ended December 31,
                                                           1999             1998              1997
                                                                   (Dollars in thousands)
                                                     ----------------------------------------------------
Gross investment income:
     Fixed maturities                                          $5,961          $ 6,038           $ 5,918
     Equity securities                                            675              686               538
     Other assets                                                 833              319               330
Investment expense                                              (414)            (392)             (390)
                                                     ----------------- ---------------- -----------------
         Net investment income                                 $7,055          $ 6,651           $ 6,396
                                                     ================= ================ =================

Gross realized gains:
     Fixed maturities                                          $1,263          $ 2,172           $ 1,542
     Equity securities                                          4,562            2,391             2,686
     Other assets                                                 610              980                 -
Gross realized losses:
     Fixed maturities                                         (1,360)            (588)             (403)
     Equity securities                                        (1,162)            (555)             (347)
     Other assets                                                   -                -               (5)
                                                     ----------------- ---------------- -----------------
         Net realized gains                                    $3,913          $ 4,400           $ 3,473
                                                     ================= ================ =================

A summary of the accumulated net unrealized gains (losses) on investments carried at market and the applicable deferred Federal income taxes is shown below:

                                                                                                December 31,
                                                                                            1999             1998
                                                                                           (Dollars in thousands)
                                                                                      ---------------------------------
Gross unrealized gains:
   Fixed maturities                                                                             $  774         $ 3,019
   Equity securities                                                                             1,940           3,844
   Other invested assets                                                                            24             389
Gross unrealized losses:
   Fixed maturities                                                                            (4,075)         (1,147)
   Equity securities                                                                             (460)           (958)
   Other invested assets                                                                             -            (72)
                                                                                      ----------------- ---------------
     Unrealized gains (losses) on investments carried at market, gross of tax                  (1,797)           5,075
     Deferred Federal income taxes                                                                 611         (1,726)
                                                                                      ----------------- ---------------
        Unrealized gains, net of deferred Federal income taxes                                $(1,186)         $ 3,349
                                                                                      ================= ===============

 (3)           INVESTMENTS (CONTINUED)


A summary of the net increase (decrease) in unrealized investment gains (losses) less applicable deferred Federal income taxes is as follows:

                                                                             Years ended December 31,
                                                                      1999             1998              1997
                                                                              (Dollars in thousands)
                                                                ----------------------------------------------------

Fixed maturities, available-for-sale                                    $(5,173)          $ (358)           $ 1,535
Common equity securities, available-for-sale                             (1,567)            (561)               879
Preferred equity securities, available-for-sale                              161            (223)              (52)
Other invested assets                                                      (293)            (323)               457
                                                                ----------------- ---------------- -----------------

     Total                                                               (6,872)          (1,465)             2,819
     Deferred Federal income taxes                                         2,337              498             (959)
                                                                ----------------- ---------------- -----------------

         Net increase (decrease) in unrealized investment
              gains (losses), net of deferred Federal income
              taxes                                                     $(4,535)          $ (967)           $ 1,860
                                                                ================= ================ =================

The Company's insurance subsidiaries are required to deposit securities in several of the states in which it conducts business as a condition of licensure. These investments are included in the "Fixed maturities" and "Short-term investments" captions within the accompanying consolidated balance sheets. As of December 31, 1999 and 1998, the market value of these deposits was approximately $14,276,000 and $14,170,000, respectively.

The amortized cost and estimated market values of investments in fixed maturities are as follows:

                                                                        December 31, 1999
                                                                     (Dollars in thousands)
                                              ----------------------------------------------------------------------
                                              ----------------- ----------------- ---------------- -----------------
                                                                     Gross             Gross
                                                   Amortized       Unrealized        Unrealized        Estimated
                                                     Cost            Gains             Losses         Market Value
                                              ----------------- ----------------- ---------------- -----------------
Fixed maturities, available-for-sale
Bonds:
     U.S. Government                                  $ 10,990            $  105          $ (244)          $ 10,851
     Asset backed securities                             1,906                 -             (69)             1,837
     Mortgage backed securities                         25,626                43            (842)            24,827
     States, municipalities and political
         subdivisions                                   32,532               114            (589)            32,057
     Industrial and miscellaneous                       31,143               496          (2,300)            29,339
                                              ----------------- ----------------- ---------------- -----------------
         Total                                         102,197               758          (4,044)            98,911
Redeemable preferred stock                               1,731                16             (31)             1,716
Certificates of deposit                                    265                 -                -               265
                                              ----------------- ----------------- ---------------- -----------------
         Total fixed maturities                        104,193               774          (4,075)           100,892
Common equity securities                                 2,886             1,497            (184)             4,199
Preferred equity securities                              4,905               443            (275)             5,073
Other invested assets                                    7,725                24                -             7,749
Short term investments                                   2,691                 -                -             2,691
                                              ----------------- ----------------- ---------------- -----------------


         Total investments                            $122,400           $ 2,738         $(4,534)          $120,604
                                              ================= ================= ================ =================


 (3)           INVESTMENTS (CONTINUED)

                                                                        December 31, 1998
                                                                     (Dollars in thousands)
                                              ----------------------------------------------------------------------
                                              ----------------- ----------------- ---------------- -----------------
                                                                     Gross             Gross
                                                   Amortized       Unrealized        Unrealized        Estimated
                                                     Cost            Gains             Losses         Market Value
                                              ----------------- ----------------- ---------------- -----------------
Bonds:
     U.S. Government                                  $ 11,837            $  574           $    -          $ 12,411
     Asset backed securities                             2,289                65              (5)             2,349
     Mortgage backed securities                         23,158               170            (258)            23,070
     States, municipalities and political
         subdivisions                                   36,376               975             (22)            37,329
     Industrial and miscellaneous                       28,877             1,148            (817)            29,208
                                              ----------------- ----------------- ---------------- -----------------
         Total                                         102,537             2,932          (1,102)           104,367

Redeemable preferred stock                               2,613                87             (45)             2,655
Certificates of Deposit                                    205                 -                -               205
                                              ----------------- ----------------- ---------------- -----------------
         Total                                         105,355             3,019          (1,147)           107,227
Common equity securities                                 7,692             3,612            (732)            10,572
Preferred equity securities                              4,258               232            (225)             4,265
Other invested assets                                    4,622               389             (72)             4,939
Short term investments                                   2,201                 -                -             2,201
                                              ----------------- ----------------- ---------------- -----------------


         Total investments                            $124,128           $ 7,252         $(2,176)          $129,204
                                              ================= ================= ================ =================

The amortized cost and estimated market value of fixed maturities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Prepayment assumptions for asset backed and mortgage backed securities are obtained from broker dealer survey values or internal estimates. These assumptions are consistent with the current interest rate and economic environment.

Maturity distribution of fixed maturities,         Amortized       Estimated
available-for-sale:                                  Cost         Market Value
                                                     (dollars in thousands)
                                             ----------------------------------

Due in 1 year or less                               $  3,813          $  3,817
Due after 1 year through 5 years                      43,573            42,363
Due after 5 years through 10 years                    37,594            35,549
Due after 10 years through 20 years                   11,114            11,025
Due after 20 years                                     8,099             8,138
                                             ---------------- -----------------

Total bonds and sinking fund preferred stock        $104,193          $100,892
                                             ================ =================

Proceeds from the sale of available-for-sale securities during 1999 and 1998 were $44,189,000 and $74,642,000, respectively. Gross gains of $5,825,000 and $4,563,000 and gross losses of $2,522,000 and $1,143,000 were realized on those sales in 1999 and 1998, respectively.

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

                                                                    December 31,
                                                               1999              1998
Summary of Furniture, Equipment and Improvements:              (Dollars in thousands)
                                                          ----------------------------------

    Automobiles                                                    $  275            $  149
    Furniture                                                       3,339             3,215
    Equipment                                                       8,996            11,522
    Improvements                                                    1,821             1,723
                                                          ---------------- -----------------

         Total fixed assets                                        14,431            16,609

         Less accumulated depreciation                            (8,796)          (10,342)
                                                          ---------------- -----------------

              Furniture, equipment and improvements, net          $ 5,635           $ 6,267
                                                          ================ =================



 (5)            INCOME TAXES

Amwest Insurance Group, Inc. and subsidiaries file a consolidated Federal income tax return. A reconciliation of the corporate Federal tax with the financial statement effective tax for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                             Years ended December 31,
                                                                      1999             1998              1997
                                                                              (Dollars in thousands)
                                                                ----------------------------------------------------

Computed tax expense at statutory rate                                     $ 175          $ 3,064           $ 2,528
Tax-advantaged interest income                                             (526)            (595)             (506)
Change in valuation allowance                                                  -                -             (652)
State taxes                                                                   18               65                15
Bad debt expense                                                               -                -               291
Other, net                                                                   409              209               261
                                                                ----------------- ---------------- -----------------

Total provision for income taxes                                           $  76          $ 2,743           $ 1,937
                                                                ================= ================ =================

The tax effects of temporary differences that give rise to significant portions of the deferred tax liability and the deferred tax asset at December 31, 1999 and 1998 are presented below.

(5)             INCOME TAXES (CONTINUED)

                                                             Years ended December 31,
                                                              1999              1998
                                                              (Dollars in thousands)
                                                         ----------------------------------
Deferred tax assets:
     Unearned premiums                                           $ 3,060           $ 2,927
     Discount on loss reserves                                     1,301             1,068
     Accrued vacation                                                348               309
     Deferred compensation/ Accrued severance                         42               224
     Alternative minimum tax credit                                  629               667
     Bad debt reserve                                                428               232
     Unrealized investment losses                                    684                 -
     Fixed assets                                                    266                 -
     Other                                                           725               191
                                                         ---------------- -----------------
         Total gross deferred tax assets                           7,483             5,618
                                                         ---------------- -----------------

Deferred tax liabilities:
     Deferred policy acquisition costs                           (7,530)           (6,871)
     Unrealized investment gains                                       -           (1,722)
     Fixed assets                                                      -              (75)
     Discount on salvage & subrogation reserves                    (400)              (74)
     Deductible receivables                                            -              (44)
     Other                                                          (47)              (17)
                                                         ---------------- -----------------
         Total gross deferred tax liabilities                    (7,977)           (8,803)
                                                         ---------------- -----------------

                  Total net deferred tax liability               $ (494)         $ (3,185)
                                                         ================ =================

The ultimate realization of deferred tax assets is dependent upon the reversal of deferred credits and the generation of future taxable income during the periods in which those temporary differences become deductible. In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred tax assets.

 At December 31, 1999, the Company has no net operating loss carryforwards available.

 (6)           RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table sets forth a reconciliation of the liability for losses and loss adjustment expenses for the periods shown:

                                                                                       December 31,
                                                                             1999          1998          1997
                                                                                  (Dollars in thousands)
                                                                         -----------------------------------------
Balance at beginning of year                                                  $42,244      $ 39,523      $ 42,009
     Less: net reinsurance recoverable on unpaid loss and loss
       adjustment expenses                                                    (9,837)       (6,185)       (6,133)
                                                                         ------------- ------------- -------------
Net balance at beginning of year                                               32,407        33,338        35,876
Provision for losses and loss adjustment expenses occurring in current
     year                                                                      47,412        43,420        35,212
Increase (decrease) in estimated losses and loss adjustment expenses
     for claims occurring in prior years                                          898       (2,589)         (555)
                                                                         ------------- ------------- -------------
                                                                               48,310        40,831        34,657
                                                                         ------------- ------------- -------------
Losses and loss adjustment expense payments for claims occurring during:
         Current year                                                        (20,029)      (24,992)      (15,095)
         Prior years                                                         (26,125)      (16,770)      (22,100)
                                                                         ------------- ------------- -------------
                                                                             (46,154)      (41,762)      (37,195)
                                                                         ------------- ------------- -------------

Net balance at end of year                                                     34,563        32,407        33,338
     Plus: net reinsurance recoverable on unpaid loss and loss
       adjustment expenses                                                     21,903         9,837         6,185
                                                                         ------------- ------------- -------------
Balance at end of year                                                        $56,466       $42,244      $ 39,523
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

The increase during 1999 in estimated losses and loss adjustment expenses for claims occurring in prior years is primarily due to adverse development for the property and casualty lines of business. The decreases during 1998 and 1997 related primarily to the surety lines of business. The net losses for 1999 and 1998 reflect the benefit of the aggregate stop loss reinsurance treaty. Losses and loss adjustment expense ceded to this treaty were $2,533,000 in 1998 and $6,981,000 in 1999 on ceded premium of $2,316,000 in 1998 and $4,822,000 in
1999.

Competitive market conditions and the Company's ability to write surety bonds for larger contractors has resulted, on many bonds, in the substitution of indemnity agreements for liquid and non-liquid collateral. The Company, through its ongoing reserve analysis, has estimated the benefit to be derived from such agreements and reduced estimates of ultimate losses incurred accordingly. In the fourth quarter of 1998, the Company increased its estimate of such "salvage and subrogation" recoveries by approximately $5.4 million which is partially attributable to salvage and subrogation on losses incurred during the fourth quarter. The increase relates primarily to the 1998 and 1997 years and reflects the Company's belief that the underlying data is maturing. Further, subsequent collection efforts have proven prior estimates to be conservative. Since the Company had also pierced it's aggregate stop loss treaty in the fourth quarter, the net benefit attributable to the increased "salvage and subrogation" estimate was approximately $1,025,000.

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

The following amounts represent premiums assumed and the deductions for reinsurance ceded for the years ended December 31, 1999, 1998 and 1997.

                                                                             Years ended December 31,
                                                                      1999             1998              1997
                                                                              (Dollars in thousands)
                                                                ----------------------------------------------------
Net premiums written:
     Direct                                                            $ 134,404        $ 129,614         $ 107,015
     Assumed                                                               2,084            3,205             1,076
     Ceded                                                              (23,998)         (24,858)           (8,057)
                                                                ----------------- ---------------- -----------------

         Net premiums written                                          $ 112,490        $ 107,961         $ 100,034
                                                                ================= ================ =================

Net change in unearned premiums:
     Direct                                                             $  (223)        $ (8,961)         $ (8,706)
     Assumed                                                                 114              484               632
     Ceded                                                               (1,837)            6,487               190
                                                                ----------------- ---------------- -----------------

         Net change in unearned premiums                               $ (1,946)        $ (1,990)         $ (7,884)
                                                                ================= ================ =================

Net loss and loss adjustment expenses:
     Direct                                                             $ 72,145         $ 50,364         $  36,038
     Assumed                                                               1,322            2,058               995
     Ceded                                                              (25,157)         (11,591)           (2,376)
                                                                ----------------- ---------------- -----------------

         Net losses and loss adjustment expenses                        $ 48,310         $ 40,831         $  34,657
                                                                ================= ================ =================


(7)            REINSURANCE (CONTINUED)

On the surety lines of business, the Company's subsidiaries maintain an excess of loss reinsurance treaty with a group of reinsurers (the "Excess Treaty"). The Excess Treaty may be canceled at the election of either party by providing notice of cancellation 90 days prior to any anniversary (currently October 1), however, the reinsurers would remain liable for covered losses incurred up to the cancellation date. The Excess Treaty limits the Company's exposure on any one principal (the person or entity for whose account the surety contract is made, and whose debt or obligation is the subject of the surety contract) to the first $2,000,000 of loss and to losses in excess of $20,000,000 for losses incurred prior to October 1, 1998 and $25,000,000 for losses incurred thereafter. Coverage is provided for most types of bonds which the Company writes except SBA guaranteed bonds, which are not covered by the treaty. The reinsurers' maximum exposure under the Excess Treaty is $26,000,000 of losses discovered during any one contract period (October 1 to October 1) for the 1997-1998 contract year, $35,000,000 for the 1998-1999 contract year and $34,500,000 for the 1999-2000 contract year. The Excess Treaty also contains profit sharing provisions for the $4,000,000 excess of $2,000,000 layer of the treaty, of which no amounts are currently accrued based on experience of the treaty through December 31, 1999.

The Company, effective January 1, 1997, entered into an annual aggregate stop loss treaty with Underwriters Reinsurance Company (Barbados), Inc. which treaty was renewed for the 1998 and 1999 accident years. For the 1997 accident year, the treaty covers surety losses and allocated loss adjustment expenses in excess of 25.86% of surety earned premium. For the 1998 accident year, the treaty has separate attachment points for surety and non-surety lines of business. On the surety lines of business when losses and loss adjustment expenses exceed 32.8% of net earned premiums and for all other lines when losses and loss adjustment expenses exceed 67% of net earned premiums, the reinsurer becomes liable for losses up to 7% of surety earned premiums. For the 1999 accident year, the treaty covers losses, excluding allocated loss adjustment expenses, for all lines of business in excess of 26.5% through 28.0% of net earned premium and for losses in excess of 31.0% up to 39.718%. During 1999 and 1998, the Company ceded $6,981,000 and $2,533,000, respectively, in losses to the aggregate stop loss treaty.

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

The Company also purchased a quota share reinsurance treaty with Underwriters Reinsurance Company, a New Hampshire domiciled reinsurer, which was effective July 1, 1998. This treaty cedes 15% of net surety written premium for all surety written through Amwest Surety on a pro rata basis. This treaty provides statutory surplus enhancement for the Company due to the ceding commission received by the Company.

For its liability lines of business, the Company has reduced its exposure on any one risk with the purchase of excess of loss reinsurance. The net retained amount has varied by year, primarily based on the Company's surplus position. Through July 1, 1999, the Company retained the first $400,000 on any one risk with the next $600,000 ceded to a consortium of reinsurers led by Gerling Global Reinsurance Corporation. From July 1, 1997 to June 30, 1998 the Company participated in this treaty with a 10% share through July 1, 1999. The Company further reinsured $1,000,000 in excess of $1,000,000 for its liability coverages including extra contractual obligations and excess of policy limits exposures.

(7)            REINSURANCE (CONTINUED)

Effective July 1, 1999, the Company replaced its existing property and casualty reinsurance coverages with a per event reinsurance cover (PERC) which reinsures the Company on both property and liability coverage for losses in excess of $1,000,000 per event up to $3,000,000. An additional property cover has been purchased for $2,000,000 in excess of $3,000,000 relating to the Company's property coverages. Also, the Company's aggregate stop loss treaty was amended effective July 1, 1999 to include non-surety losses in excess of $400,000 up to $1,000,000.

Limits relating to its Hawaii homeowners and Florida homeowners programs differ from the above. For Hawaii homeowners, the Company participates in the Hawaii Hurricane Relief Fund, and accordingly, its Hawaii policies exclude wind coverage over 75 miles per hour. Additionally, for Florida homeowners the Company participates in the Florida Hurricane Catastrophe Fund at the highest level of participation permitted. Recoveries from this Fund are limited to hurricanes and are based on a formula which utilizes, among other factors, premiums written, industry premiums written, industry losses and amounts available in the fund.



 (8)           RESTRICTIONS ON DIVIDENDS

As a holding company, the Company depends primarily on dividends from its insurance subsidiaries for its cash flow requirements. The Company's insurance subsidiaries are subject to state regulations which restrict their ability to pay dividends. These regulations restrict the amount of stockholder dividends which may be paid within any one year without the approval of the Department of Insurance in their state of domicile. The Company's insurance subsidiaries are domiciled in the state of Nebraska. The Nebraska Insurance Code provides that amounts may be paid as dividends on an annual basis without prior approval up to a maximum of the greater of (1) statutory net income, excluding realized capital gains, for the preceding year plus any carryforward net income from the previous two calendar years that have not already been paid out as dividends or (2) 10% of statutory policyholders' surplus as of the preceding December 31. The amount is further restricted to the amount of earned surplus as of December 31, 1999. Amwest Surety and Condor can pay $6,782,000 and $0, respectively, in dividends to the Company during 1999 without prior approval. For the years ended December 31, 1999, 1998 and 1997, Amwest Surety has not paid any dividends to Amwest Insurance Group, Inc.

The Company's credit agreements also contain restrictions on the payment of dividends (see Note 10).

(9)    STATUTORY ACCOUNTING PRINCIPLES FINANCIAL INFORMATION

    The Company's insurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory). Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. Generally accepted accounting principles differ in certain respects from these prescribed statutory accounting practices. The more significant of these differences are (a) premium income is taken into earnings over the periods covered by the policies, whereas the related acquisition and commission costs, including ceding commissions in excess of acquisition costs on selected pro rata reinsurance contracts, are recognized when incurred; (b) all bonds and sinking fund preferred stock are recorded at amortized cost, regardless of trading activity; (c) non-admitted assets are charged directly against surplus; (d) loss reserves and unearned premium reserves are stated net of reinsurance; (e) Federal income taxes are recorded when payable; and (f) the outstanding contribution certificate is included as a component of surplus, and the interest on the outstanding contribution certificate is a direct charge to surplus. Additionally, the cash flow presentation is not consistent with generally accepted accounting principles and a reconciliation from net income to funds provided by operations is not presented. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As of December 31, 1999, there were no material permitted statutory accounting practices utilized by the insurance companies.

    The NAIC recently issued a series of Statements of Statutory Accounting Principles as part of the project to establish a uniform set of statutory basis accounting and reporting rules. The Statements of Statutory Accounting Principles ("SAPs") are generally effective commencing January 1, 2001 and may, in certain circumstances, result in a significant change in statutory basis accounting and reporting. Management is currently reviewing the SAPs, however at this time the Company has not determined how implementation will affect its statutory financial statements and is unable to predict how insurance rating agencies will interpret or react to such changes. No assurance can be given that future legislative or regulatory changes from such activities will not adversely affect the Company.

Policyholders surplus and net income on a statutory basis is as follows:

                                                                         December 31,
                                           1999                               1998                              1997
                                Statutory        Statutory         Statutory         Statutory        Statutory        Statutory
                              Policyholders      Net Income      Policyholders      Net Income      Policyholders     Net Income
                                 Surplus           (Loss)           Surplus           (Loss)           Surplus          (Loss)
                                                                    (Dollars in thousands)
                             ------------------------------------------------------------------------------------------------------

   Amwest Surety                     $32,643            $1,117          $ 39,526          $ 7,624          $ 33,823        $ 3,528
   Far West                            7,171             (500)             7,562              835             6,501          (461)
   Condor                              7,931             (529)             9,074            (767)            10,489          1,362




 (10)          BANK INDEBTEDNESS

On August 6, 1994, the Company entered into a revolving credit agreement with Union Bank for $12,500,000. The debt agreement was amended on April 24, 1996, July 10, 1996 and waived and amended as of September 30, 1997, February 9, 1999 and August 30, 1999 to increase the amount available under the revolving line of credit from $12,500,000 to $15,000,000 and to change certain covenants and payment requirements. At December 31, 1999, $15,000,000 is available under the revolving line of credit, $14,500,000 of which is currently utilized. The bank loan has a variable rate based upon fluctuations in the London Interbank Offered Rate (LIBOR) and amortizing principal payments. The interest rate at December 31, 1999 was 8.2%. The credit agreement contains certain financial covenants with respect to capital expenditures, business acquisitions, liquidity ratio, leverage ratio, tangible net worth, net profit and dividend payments. As of December 31, 1999, the Company was in compliance with its debt covenants.

                                                              Balance
                                                       (Dollars in thousands)
                                                      -------------------------
The revolving credit agreement expires as follows:
         September 30, 2001                                    $ 5,000
         September 30, 2002                                      5,000
         September 30, 2003                                      5,000

The bank loan has a variable interest rate which approximates the rates currently available today. Accordingly, estimated fair value of the debt is equal to the statement value of $14,500,000.



(11)           OTHER LIABILITIES

The following table is a summary of other liabilities at December 31, 1999 and 1998:

                                                                                   December 31,
                                                                              1999              1998
                                                                              (Dollars in thousands)
                                                                         ----------------------------------
Accrued salaries, fringe benefits and other compensation                          $2,609           $ 3,098
Premium taxes payable                                                                775               898
General accounts payable                                                             135               320
Notes payable                                                                      1,053               600
Dividends payable                                                                    389               391
Deferred compensation payable                                                      1,539               660
Proposition 103 reserve                                                              228               228
Commission payable                                                                   967               430
Other                                                                              1,550             1,273
                                                                         ---------------- -----------------

     Total other liabilities                                                      $9,245           $ 7,898
                                                                         ================ =================

(12)           COMMITMENTS AND CONTINGENCIES

The Company is subject to certain claims arising in the ordinary course of its operations. The Company believes that the ultimate resolution of such matters will not materially affect its consolidated financial condition.

At December 31, 1999, the Company occupied office space under various operating leases in addition to a leased mini-computer that have remaining noncancellable lease terms in excess of one year. Rental expenses of approximately $3,460,565, $3,369,000 and $3,648,000 for the years ended December 31, 1999, 1998 and 1997, respectively, have been charged to operations in the accompanying consolidated statements of operations.

                                                               Balance
                                                        (Dollars in thousands)
                                                       -------------------------
Summary of minimum future annual rental commitments:
     2000                                                         $2,478
     2001                                                          2,089
     2002                                                          1,915
     2003                                                          1,525
     2004 and thereafter                                          11,061
                                                       -------------------------

              Total                                              $19,068
                                                       =========================



(13)           STOCK DIVIDEND

The Company paid a 10% stock dividend to stockholders of record as of March 31, 1999. All share and per share amounts included in the accompanying consolidated financial statements and notes are based on the increased number of shares giving retroactive effect to the stock dividend.



(14)           RIGHTS AGREEMENT

On May 10, 1999, the Board of Directors approved a Rights Agreement and declared a dividend of one Preferred Stock Purchase Right (a "Right") for each share of common stock outstanding on May 10, 1999. The Stock Purchase Rights previously issued under the Company's 1989 Stockholders Rights Plan expired on May 10, 1999. Each Right becomes exercisable on the tenth business day after a person or group (other than the Company and certain related parties) has acquired or commenced a tender or exchange offer to acquire 15% or more of the Company's common stock, or upon consummation of certain mergers, business combinations or sales of the Company's assets. If the Rights become exercisable, a holder will be entitled to purchase in certain cases (i) one one-thousandth of a share of Series A Junior Participating Cumulative Preferred Stock, $.01 par value, at the then current exercise price (initially $100), (ii) shares of common stock, $.01 par value, having a market price equal to two times the then current exercise price, or (iii) in case of a merger, common stock of the acquiring corporation having a market value equal to two times the then current exercise price.

The Company is entitled to redeem the Rights at $.001 per Right under certain circumstances. The rights do not have voting or dividend rights, and cannot be traded independently from the Company's common stock until such time as they become exercisable.

 (15)          EMPLOYEE STOCK PURCHASE PLAN

The Company provides an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, to any employee who has a customary working schedule of more than 20 hours per week and whose customary employment is for more than five months in any calendar year. It excludes any employee who owns stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company. Eligible employees are entitled to purchase shares of the Company's common stock on a calendar month basis at 92% of the fair market value of the Company's common stock on the last business day of a calendar month.



 (16)          RETIREMENT PLAN

The Company has a 401(k) savings plan entitled the Amwest Surety Insurance Company 401(k) Plan (the "Plan"). Employees eligible for participation in the Plan must have attained one year of service and be at least 21 years of age. The Plan provides for employer matching contributions at 50%, up to a maximum of the first 6% of the employee contribution and become fully vested at the end of 5 years of employment. Total expense to the Company during 1999, 1998 and 1997 amounted to $511,000, $423,000 and $365,000, respectively.



 (17)          STOCK OPTIONS

In May 1998, the stockholders approved the 1998 Stock Incentive Plan ("the Plan") which replaced the existing Stock Option Plan and a Non-Employee Director Stock Option Plan. The new Stock Incentive Plan reserved 250,000 shares of its Common Stock, subject to adjustment for reorganizations, recapitalizations, stock splits or similar events. As of December 31, 1999, 91,300 options had been granted under this plan. Shares of Common Stock subject to the unexercised portions of any options granted under the Plan which expire, terminate or are canceled may again be subject to options under the Plan. The per share exercise price of options under the Plan may not be less than 100% of the fair market value of the underlying Common Stock on the date of the grant of the option (110% of such fair market value with respect to Incentive Options granted to an individual who owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary or parent corporation). The 507,959 outstanding options from the Stock Option Plan and the Non-Employee Director Stock Option Plan will remain in effect until exercised, canceled or expired.

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

(17)           STOCK OPTIONS (CONTINUED)

Transactions involving stock options during the years ended December 31, 1999, 1998 and 1997 are presented below:

                                           1999                               1998                              1997
                             ---------------------------------- --------------------------------- ---------------------------------
                                             Weighted Average                   Weighted Average                  Weighted Average
                                 Shares       Exercise Price        Shares       Exercise Price       Shares       Exercise Price
                             --------------- ------------------ --------------- ----------------- --------------- ------------------
Outstanding at
  beginning of year                 533,891             $14.07         542,304            $10.76         534,826             $10.41
Granted                              85,250               9.31          91,025             14.84         112,530              10.33
Exercised                           (9,169)               7.39        (81,167)              9.64        (86,031)               7.93
Canceled / Expired                 (10,713)              10.88        (18,271)             10.85        (19,021)              10.95
                             --------------- ------------------ --------------- ----------------- --------------- ------------------
Outstanding at
  end of year                       599,259             $11.38         533,891            $11.63         542,304             $10.76
                             =============== ================== =============== ================= =============== ==================
Options exercisable
  at end of year                    415,284             $11.43         322,539            $11.30         287,697             $10.69
                             =============== ================== =============== ================= =============== ==================

The following table summarizes information about options outstanding under the Plans at December 31, 1999:

                                             Options Outstanding                         Options Exercisable
                                              Weighted Average
         Range of                Number          Remaining      Weighted Average      Number       Weighted Average
      Exercise Prices          Outstanding    Contractual Life   Exercise Price     Outstanding     Exercise Price
---------------------------- ---------------- ----------------- ----------------- ---------------- -----------------

      $5.074 - $8.161                  2,663               4.7             $6.85            2,663              6.85
     $8.574 - $11.587                353,248               6.8             10.36          222,692             10.67
     $11.674 - $14.886               243,348               5.8             12.91          189,929             12.37
                             ================ ================= ================= ================ =================
     $5.074 - $14.886                599,259               6.4            $11.38          415,284             11.43
                             ================ ================= ================= ================ =================

Pro forma net income and earnings per share information, as required by FAS No. 123, has been calculated as if the Company had accounted for options granted under the Plans under the fair value method. The fair value of options granted was estimated as of the date of grant based on the Black-Scholes option pricing model given the following weighted average assumptions: risk-free interest rates of 5.03% for 1999, 5.64% for 1998 and 6.34% and 6.67% for 1997, a dividend yield of 4.12% for 1999, 2.76% for 1998 and 3.12% for 1997, volatility of the Company's Common Stock of 7.64% for 1999, 6.91% for 1998 and 7.15% for 1997, and an expected life of the stock options of 10 years. The weighted average grant date fair values of stock options granted during 1999, 1998 and 1997 were $2.77, $5.88 and $4.92, respectively.

(17)           STOCK OPTIONS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value is amortized on a straight-line basis over the vested period.

                                                                    Year ended December 31,
                                                            1999             1998             1997

Net income                             As reported               $ 440          $6,269           $ 5,498
                                       Pro forma                   410           6,210             5,449

Diluted Earnings per share (1)         As reported              $  .10          $ 1.59            $ 1.46
                                       Pro forma                   .09            1.58              1.45

(1) Amounts reflect 10% stock dividend effective March 31, 1999.


 (18)          SEGMENT INFORMATION

Segment Information

In accordance with Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information," the Company reports certain financial information according to the "management approach." This approach requires reporting information regarding operating segments on the basis used internally by management to evaluate segment performance. FAS 131 also requires disclosures about products and services, geographic areas and major customers. Accordingly, the Company's segments are determined based on product categories. The Company evaluates performance based on underwriting income or loss.
Reportable segments include Surety and Specialty Property & Casualty.

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

The Company's property and casualty division primarily writes insurance packages which consist principally of commercial automobile liability and physical damage and, to a lesser extent, general liability and other related coverages for insureds involved in general trucking including sand and gravel, transit mix, logging, farm to market, intermodal trucking, less than total load (LTL), newspaper distribution, tow truck and limousine services industries. The Company also offers homeowners insurance in Florida and Hawaii and motorcycle insurance in New York and California. In addition, the Company has offered personal lines coverage for private passenger automobile in Arizona and California and homeowners insurance in California. These personal lines products have been discontinued and are in run-off. During 1999, earned premium for the discontinued lines was 11% of total property and casualty earned premium.

(18)           SEGMENT INFORMATION (CONTINUED)

Reportable segment data is as follows:

                            Net Earned Premium                Income Before Income Taxes               Segment Assets (2)
                                                               (Dollars in thousands)
                      1999         1998        1997         1999        1998         1997         1999        1998         1997

Surety                 $85,500     $84,166      $70,565    $(4,224)      $ 3,689      $ 1,395    $ 73,612      $54,127     $40,140
Specialty
  Property &
  Casualty              25,044      21,805       21,585     (3,961)      (3,811)      (1,863)      14,221       14,541       8,792
                   ------------ ----------- ------------ ----------- ------------ ------------ ----------- ------------ -----------
Total Segments
                       110,544     105,971       92,150     (8,185)        (122)        (468)      87,833       68,668      48,932
Corporate (1)                -           -            -       8,701        9,134        7,903     153,862      147,623     141,587
                   ------------ ----------- ------------ ----------- ------------ ------------ ----------- ------------ -----------
Consolidated
  Total               $110,544    $105,971      $92,150        $516      $ 9,012      $ 7,435    $241,695     $216,291    $190,519
                   ============ =========== ============ =========== ============ ============ =========== ============ ===========

(1) Corporate includes net investment income, net realized investment gains, interest expense, investments, cash and cash equivalents, accrued investment income, furniture, equipment and improvements, income taxes recoverable and other assets.

(2) Segment assets include agents' balances and premiums receivable, reinsurance recoverable, ceded unearned premiums, deferred policy
     acquisition   expenses  and  contract   settlement   funds  and  collateral
     receivable.


                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                      SUPPLEMENTARY INFORMATION (UNAUDITED)



QUARTERLY FINANCIAL INFORMATION

The quarterly results for the years ended December 31, 1999, 1998 and 1997 are set forth in the following table:

                                                                  (Dollars in thousands, except per share data)
                                                       ----------------- ---------------- ----------------- ----------------
                                                            First        Second Quarter        Third            Fourth
                                                           Quarter                            Quarter           Quarter
                                                       ----------------- ---------------- ----------------- ----------------
1999
     Premiums written                                           $32,135          $36,042           $35,969          $32,342
     Net premiums earned                                         26,993           26,986            27,732           28,833
     Net investment income                                        1,769            1,705             1,595            1,986
     Net realized gains                                             740            1,297                10            1,866
     Commissions and fees                                           742              721               532              741
     Total revenues                                              30,244           30,709            29,869           33,426
     Net income (loss)                                            2,366            1,740           (2,746)            (920)
     Earnings (loss) per share - basic (1)                          .55              .40             (.64)            (.21)
     Earnings (loss) per share - diluted (1)                        .55              .40             (.64)            (.21)
                                                       ----------------- ---------------- ----------------- ----------------
                                                            First        Second Quarter        Third            Fourth
                                                           Quarter                            Quarter           Quarter
                                                       ----------------- ---------------- ----------------- ----------------
1998
     Premiums written                                           $29,342          $35,044           $34,687          $33,746
     Net premiums earned                                         27,124           27,248            25,633           25,966
     Net investment income                                        1,577            1,560             1,733            1,781
     Net realized gains                                             820            1,065             1,901              614
     Commissions and fees                                           257              701               798             1098
     Total revenues                                              29,778           30,574            30,065           29,459
     Net income                                                   2,056              975             2,098            1,140
     Earnings per share - basic (1)                                 .49              .23               .49              .26
     Earnings per share - diluted (1)                               .48              .23               .48              .26

                                                       ----------------- ---------------- ----------------- ----------------
                                                            First        Second Quarter        Third            Fourth
                                                           Quarter                            Quarter           Quarter
                                                       ----------------- ---------------- ----------------- ----------------
1997
     Premiums written                                           $21,609          $28,175           $30,083          $28,224
     Net premiums earned                                         21,446           21,781            23,736           25,187
     Net investment income                                        1,681            1,605             1,594            1,516
     Net realized gains                                             637              348             1,044            1,444
     Commissions and fees                                           149              131               157              178
     Total revenues                                              23,913           23,865            26,531           28,325
     Net income                                                   1,785            1,314               685            1,714
     Earnings per share - basic (1)                                 .44              .33               .16              .41
     Earnings per share - diluted (1)                               .44              .32               .16              .41

(1)      Amounts reflect a 10% stock dividend effective March 31, 1999.



                                                                   SCHEDULE I

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                             SUMMARY OF INVESTMENTS-
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                                December 31, 1999
                             (Dollars in thousands)

                                 Column A                              Column B           Column C          Column D
                                                                                                             Amount
                                                                                                          as shown on
                             Type of investment                        Cost                 Value        balance sheet
Fixed Maturities:
     Bonds:
        United States Government and government
            agencies and authorities                            $         22,792             22,132              22,132
        States, municipalities and political subdivisions                 33,385             32,904              32,904
        Foreign governments                                                    -                  -                   -
        Public utilities                                                     561                544                 544
        Convertibles and bonds with warrants attached                          -                  -                   -
        All other corporate bonds                                         45,459             43,331              43,331
                                                                  ---------------    ---------------     ---------------

            Total bonds                                                  102,197             98,911              98,911

     Certificates of deposit                                                 265                265                 265
     Redeemable preferred stock                                            1,731              1,716               1,716
                                                                  ---------------    ---------------     ---------------

            Total fixed maturities                                       104,193            100,892             100,892

Equity securities:
     Common stocks:
        Public utilities                                                       -                  -                   -
        Banks, trust and insurance companies                                 132                169                 169
        Industrial, miscellaneous and all other                            2,754               4030                4030
     Non-redeemable preferred stocks                                       4,905              5,073               5,073
                                                                  ---------------    ---------------     ---------------

            Total equity securities                                        7,791              9,272               9,272

Mortgage loans on real estate                                                  -         XXXXXXX                      -
Real estate                                                                    -         XXXXXXX                      -
Policy loans                                                                   -         XXXXXXX                      -
Other long-term investments                                                7,725         XXXXXXX                  7,749
Short-term money-market investments                                        2,691         XXXXXXX                  2,691
                                                                  ---------------    ---------------     ---------------

            Total investments                                   $        122,400         XXXXXXX       $        120,604
                                                                  ===============    ===============     ===============



                                                                   SCHEDULE II

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

              CONDENSED FINANCIAL INFORMATION (Parent Company Only)
                             STATEMENT OF OPERATIONS
                             (Dollars in thousands)

                                                                            Year ended December 31,
                                                                       1999             1998             1997
REVENUES:

      Equity in income (loss) of subsidiaries                    $          542   $        6,083   $        5,208
      Commissions & fees                                                     21              697              572
      Net investment income                                                  23                -               32
      Net realized gains (losses)                                           180            1,001                8
                                                                   -------------    -------------    -------------
           Total revenues                                                   766            7,781            5,820

EXPENSES:

      Interest expense                                                      543              533              306
                                                                   -------------    -------------    -------------
           Total expenses                                                   543              533              306

          Income before income taxes                                        223            7,248            5,514

Provision for income taxes (benefit)                                        217              979               16
                                                                   -------------    -------------    -------------

          Net income (loss)                                      $          440   $        6,269   $        5,498
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




                                                         SCHEDULE II (continued)

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

              CONDENSED FINANCIAL INFORMATION (Parent Company Only)
                                 BALANCE SHEETS
                             (Dollars in thousands)

                                                                                           December 31,
                                                                                       1999             1998
ASSETS:

      Total investments                                                          $       66,254   $        71,229
      Cash and cash equivalents                                                             564               184
      Income taxes receivable                                                               136                 -
      Deferred Federal income tax asset                                                     226                84
      Due from affiliates                                                                     -               642
      Furniture, equipment and improvements                                               3,950             4,701
      Other assets                                                                        3,053               976
                                                                                   -------------    --------------

          Total assets                                                           $       74,183   $        77,816
                                                                                   =============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
      Bank indebtedness                                                          $       14,500   $        14,500
      Income tax payable                                                                      -               301
      Due to affiliates                                                                      30                 -
      Other liabilities                                                                   2,851             1,113
                                                                                   -------------    --------------

          Total liabilities                                                              17,381            15,914
                                                                                   -------------    --------------

Stockholders' Equity:
      Common stock and additional paid in capital                                        19,767            19,218
      Net unrealized appreciation (depreciation) of investments,
          net of taxes                                                                  (1,186)             3,349
      Retained earnings                                                                  38,221            39,335
                                                                                   -------------    --------------

          Total stockholders' equity                                                     56,802            61,902
                                                                                   -------------    --------------

               Total liabilities and stockholders' equity                        $       74,183   $        77,816
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



                                                         SCHEDULE II (continued)

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

              CONDENSED FINANCIAL INFORMATION (Parent Company Only)
                             STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                              Year ended December 31,
                                                                      1999             1998              1997
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                          $         440   $         6,269   $        5,498
      Less equity in income of subsidiary                                (542)           (6,083)          (5,208)
                                                                   ------------    --------------    -------------
          Net income from operations                                     (102)               186              290
          Adjustments:
               Change in income taxes, net                               (685)               879             (92)
               Change in due (to) from affiliates                          672             (566)          (1,242)
               Change in other assets / liabilities                      (339)               281            (320)
               Provision for depreciation and amortization                 938               557              372
               Realized (gains) losses on sale of investments            (180)           (1,002)              (8)
               Realized loss on sale of fixed assets                         -                 5               46
                                                                   ------------    --------------    -------------
                   Net cash provided (used)                                304               340            (954)
                                                                   ------------    --------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash received from investments sold, matured,
          called or repaid                                                 372             2,025              187
      Cash paid for investments acquired                                 (104)             (162)             (17)
      Capital expenditures, net                                          (187)           (1,616)          (2,988)
                                                                   ------------    --------------    -------------
          Net cash provided (used)                                          81               247          (2,818)
                                                                   ------------    --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of surplus note from subsidiary                          1,000                 -            1,000
      Proceeds from issuance of long term debt                               -                 -            2,000
      Proceeds from common stock issuance                                  720               975            1,382
      Repurchase of common stock                                         (171)                 -                -
      Dividends paid                                                   (1,554)           (1,554)          (1,493)
                                                                   ------------    --------------    -------------
          Net cash from financing activities                               (5)             (579)            2,889
                                                                   ------------    --------------    -------------

          Net increase (decrease)                                          380                 8            (883)
          Cash and cash equivalents, beginning                             184               176            1,059
                                                                   ------------    --------------    -------------
               Cash and cash equivalents, ending                 $         564   $           184   $          176
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

3.        Long-Term Obligations and Guarantees
         On August 6, 1994, the Parent Company entered into a revolving credit agreement with Union Bank for $12,500,000. The debt agreement was amended on April 24, 1996, July 10, 1996, September 30, 1997 and again on February 9, 1999 to increase the amount available under the revolving line of credit from $12,500,000 to $15,000,000 and to change certain covenants and payment requirements. At December 31, 1999, $15,000,000 is available under the revolving line of credit, $14,500,000 of which is currently utilized. The bank loan has a variable rate based upon fluctuations in the London Interbank Offered Rate (LIBOR) and amortizing principal payments.

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


                                                                   SCHEDULE III

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

                       SUPPLEMENTARY INSURANCE INFORMATION

                                  December 31,
                             (Dollars in thousands)


    Column A      Column B   Column C    Column D   Column E    Column F   Column G   Column H     Column I   Column J   Column K
                              Future
                              policy
                             benefits,                                                 Benefits,  Amortization
                 Deferred     losses,              Other policy                         claims,   of deferred
                   policy    claims and             claims and              Net       losses and     policy      Other
                 acquisition   loss      Unearned     benefits   Premium   investment settlement  acquisition  operating Premiums
    Segment        costs     expenses    premiums     payable    revenue   income (1)  expenses      costs     expenses   written



                                             As of and for the year ended December 31, 1999

Surety              $22,015     $31,366    $49,238           -    $85,500     $5,592     $31,175      $48,906   $11,838   $108,184
Specialty
  Property &
  Casualty              132      25,100      2,498           -     25,044      1,463      17,135        8,817     3,594     28,304

                 ------------------------------------------------------------------------------------------------------------------
   Total            $22,147     $56,466    $51,736           -   $110,544     $7,055     $48,310      $57,723   $15,432   $136,488
                 ------------------------------------------------------------------------------------------------------------------

                                             As of and for the year ended December 31, 1998

Surety             $ 19,636     $20,295   $ 47,650           -   $ 84,166    $ 5,121    $ 23,262      $47,090  $ 11,632  $ 102,270
Specialty
  Property &
  Casualty              573      21,949      3,977           -     21,805      1,530      17,569        6,716     2,678     30,549

                 ------------------------------------------------------------------------------------------------------------------
   Total           $ 20,209    $ 42,244   $ 51,627           -  $ 105,971    $ 6,651    $ 40,831      $53,806  $ 14,310  $ 132,819
                 ------------------------------------------------------------------------------------------------------------------

                                             As of and for the year ended December 31, 1997

Surety             $ 21,042    $ 18,862   $ 40,249           -   $ 70,565    $ 4,861    $ 20,013      $39,755   $ 9,436   $ 82,611
Specialty
  Property &
  Casualty              257      20,661      1,764           -     21,585      1,535      14,644        6,197     3,188     25,480

                 ------------------------------------------------------------------------------------------------------------------
   Total           $ 21,299    $ 39,523   $ 42,013           -   $ 92,150    $ 6,396    $ 34,657     $ 45,952  $ 12,624  $ 108,091
                 ------------------------------------------------------------------------------------------------------------------


(1)   Allocation based upon net premiums written

The Board of Directors
Amwest Insurance Group, Inc.:

We consent to incorporation by reference in registration statements Nos. 33-11020, 33-24243 and 33-38128 on Form S-8 and in registration statements Nos. 33-28645, 33-37984, 333-61819 and 333-17109 on Form S-3 of Amwest Insurance
Group, Inc. of our reports dated February 3, 1999, relating to the consolidated balance sheets of Amwest Insurance Group, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations and comprehensive income, cash flows and changes in stockholders' equity and related schedules for each of the years in the three-year period ended December 31, 1999, which reports appear in the December 31, 1999 annual report on Form 10-K of Amwest Insurance Group, Inc.





                                                            KPMG LLP





Los Angeles, California
March 29, 2000

                          INDEPENDENT AUDITORS' REPORT







The Board of Directors and Stockholders

Amwest Insurance Group, Inc.:

Under date of February 3, 1999, we reported on the consolidated balance sheets of Amwest Insurance Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income, cash flows and changes in stockholders' equity for each of the years in the three-year period ended December 31, 1999, as contained in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





                                                           KPMG LLP





 Los Angeles, California
February 3, 2000