Form 10-Q
period 2000-03-31
AMWEST INSURANCE GROUP INC
filed 2000-05-19
CIK 780118

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

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

         As of May 15, 2000, 4,335,754 shares of common stock, $.01 par value, were outstanding.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES


                                      INDEX


 Part I.   FINANCIAL INFORMATION:

   Item 1
     Consolidated Statements of Operations and Comprehensive Income for the
     three months ended March 31, 2000 and 1999 (unaudited)                   3

     Consolidated Balance Sheets as of March 31, 2000 (unaudited) and December
     31, 1999                                                                 4

     Consolidated Statements of Cash Flows for the three months ended March 31,
     2000 and 1999 (unaudited)                                                6

     Notes to Interim Consolidated Financial Statements                       8

  Item 2
     Management's Discussion and Analysis of Financial Condition and Results of
     Operations                                                               9

  Item 3
     Quantitative and Qualitative Disclosures about Market Risk
     No significant changes from the Company's Annual Report on Form 10-K for the year ended December 31, 1999

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

                         PART I - FINANCIAL INFORMATION

                                      Item 1

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)

                                                 Three months ended
                                                      March 31,

                                           2000                      1999
                                        ---------                 ---------

OPERATIONS

Gross written premiums                  $ 36,673                  $ 32,135

Net premiums earned                       30,737                    26,993
Net investment income                      1,877                     1,769
Net realized investment gains              1,154                       740
Commissions and fees                         843                       742
                                ---------------------     ---------------------
     Total revenues                       34,611                    30,244

Net losses and loss adjustment expenses   13,548                     9,086
Policy acquisition costs                  15,253                    13,322
General operating costs                    4,053                     3,939
Interest expense                             620                       554
                                ---------------------     ---------------------
     Total expenses                       33,474                    26,901

Income before income taxes                 1,137                     3,343
Provision  for income taxes                  334                       977
                                ---------------------     ---------------------

     Net income                          $   803                   $ 2,366
                                =====================     =====================

Earnings  per common share:
    Basic                               $   0.19                   $  0.55
                                =====================     =====================
    Diluted                             $   0.19                   $  0.55
                                =====================     =====================

COMPREHENSIVE INCOME (LOSS)
Net income                               $   803                   $ 2,366
Other comprehensive income (loss):
  Unrealized gains  (losses) on
    securities,  net of income  taxes
    of $195 and $407 for the three
    months ended March 31,2000
    and 1999, respectively                  (378)                     (791)
  Reclassification adjustment for gains
    included in net income, net of income
    taxes of $297 and $188 for the three
    months ended March 31, 2000 and 1999,
    respectively                            (578)                     (364)
                                ---------------------     ---------------------
  Comprehensive income (loss)           $   (153)                   $ 1,211
                                =====================     =====================

 See accompanying notes to interim  consolidated financial statements.

                                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                             (Dollars in thousands)

                                                     ASSETS

                                                                                     March 31,               December 31,
                                                                                       2000                     1999
                                                                               ---------------------     ---------------------
                                                                                    (unaudited)

Investments, available-for-sale:
Fixedmaturities,  at market  value  (amortized  cost of $99,761 and  $104,193 at
     March 31, 2000 and December 31, 1999, respectively)
                                                                                       $95,781                 $100,892

Common equity  securities,  at market  value (cost of $3,852 and $2,886 at March
     31, 2000 and December 31, 1999, respectively)
                                                                                         5,006                    4,199

Preferred equity securities, at market value (cost of $4,445 and $4,905 at March
     31, 2000 and December 31, 1999, respectively)
                                                                                         3,861                    5,073

Other invested assets (cost of $7,805 and $7,725 at March 31,
      2000 and December 31, 1999, respectively)                                          7,970                    7,749

Short-term investments                                                                   2,767                    2,691
                                                                         ---------------------     ---------------------

Total investments                                                                      115,385                  120,604

Cash and cash equivalents                                                                7,042                   15,821
Accrued investment income                                                                1,650                    1,654
Agents balances and premiums receivable (less allowance for doubtful accounts of
     $1,260 at March 31, 2000 and December 31, 1999,
     respectively)                                                                      17,873                   15,365
Contract settlement funds and collateral receivable                                     15,004                   16,270
Reinsurance recoverable:
     Paid loss and loss adjustment expenses                                              3,432                    5,401
     Unpaid loss and loss adjustment expenses                                           26,904                   21,903
Ceded unearned premiums                                                                  3,959                    6,747
Deferred policy acquisition costs                                                       25,150                   22,147
Furniture, equipment and improvements, net                                               5,399                    5,635
Current Federal income taxes                                                               810                    1,472
Other assets                                                                            10,560                    8,676
                                                                         ---------------------     ---------------------

         Total assets                                                                 $233,168                 $241,695
                                                                         =====================     =====================




                                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS (Continued)
                                             (Dollars in thousands)

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      March 31,                December 31,
                                                                                        2000                      1999
                                                                                ---------------------     ---------------------
                                                                                    (unaudited)

Liabilities:
     Unpaid losses and loss adjustment expenses                                      $ 54,826                   $ 56,466
     Unearned premiums                                                                 53,762                     51,736
     Funds held                                                                        46,722                     50,271
     Deferred Federal income taxes                                                        739                        494
     Bank indebtedness                                                                 14,500                     14,500
     Amounts due to reinsurers                                                         (3,236)                     2,181
     Other liabilities                                                                  9,176                      9,245
                                                                         ---------------------     ---------------------

         Total liabilities                                                            176,489                    184,893

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000
         Shares authorized; issued and outstanding: none                                    -                          -
     Common stock, $.01 par value, 10,000,000
         Shares authorized, issued and outstanding: 4,333,093 at March
         31, 2000 and 4,328,592 at December 31, 1999                                       43                         43
     Additional paid-in capital                                                        19,754                     19,724
     Accumulated other comprehensive income                                            (2,142)                    (1,186)
     Retained earnings                                                                 39,024                     38,221
                                                                         ---------------------     ---------------------

         Total stockholders' equity                                                    56,679                     56,802
                                                                         ---------------------     ---------------------

                  Total liabilities and stockholders' equity                          $233,168                  $241,695
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

                                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (unaudited)
                                                (Dollars in thousands)

                                                                                           Three months ended
                                                                                               March 31,
                                                                                        2000                      1999
                                                                                    ------------              ------------

Cash flows from operating activities:

     Net income                                                                       $  803                   $ 2,366
     Adjustments to reconcile net income to cash provided by operating activities:

        Change in agents' balances and premiums receivable and unearned
            premiums                                                                    (482)                   (3,078)
        Change in accrued investment income                                                4                     (145)
        Change in unpaid losses and loss adjustment expenses                          (1,640)                   (3,202)
        Change in reinsurance recoverable on paid and unpaid losses and loss adjustment expenses and ceded unearned premiums
                                                                                        (244)                   (3,087)
        Change in amounts due to reinsurers                                           (5,417)                    2,188
        Change in other assets and other liabilities                                    (685)                   (1,024)
        Change in income taxes, net                                                    1,399                     1,001
        Change in deferred policy acquisition costs                                   (3,003)                     (501)
        Net realized (gain) on sale of investments                                    (1,155)                     (740)
        Net realized (gain) loss on sale of fixed assets                                   5                        (4)
        Provision for depreciation and amortization                                      460                       493
                                                                         ---------------------     ---------------------

              Net cash (used) by operating activities                                 (9,955)                   (5,733)

Cash flows from investing activities:

     Cash received from investments sold prior to maturity                              1,518                     2,761
     Cash received from investments  matured or called                                 11,277                    14,929
     Cash paid for investments acquired                                                (7,869)                  (17,021)
     Amortization of discount on bonds                                                     (1)                       43
     Capital expenditures, net                                                           (230)                     (655)
     Acquisition of agencies, net                                                           -                       259
                                                                         ---------------------     ---------------------

         Net cash provided by investing activities                                      4,695                       316




                                                       (continued)






Cash flows from financing activities:

     Proceeds from issuance of common stock                                               30                       358
     Change in funds held                                                             (3,549)                    7,298
     Dividends paid                                                                         -                     (388)
                                                                         ---------------------     ---------------------

        Net cash provided (used) by financing activities                              (3,519)                    7,268
                                                                         ---------------------     ---------------------

Net increase (decrease) in cash and cash equivalents                                  (8,779)                    1,851

Cash and cash equivalents at beginning of period                                      15,821                     2,431
                                                                         ---------------------     ---------------------

Cash and cash equivalents at end of period                                          $  7,042                 $   4,282
                                                                         =====================     =====================





Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest                                                                          $  620                    $  554
     Income taxes                                                                           2                         1


See accompanying notes to interim  consolidated financial statements.




                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
               Notes to Interim Consolidated Financial Statements
                                   (unaudited)


         (1)   Basis of Presentation
         The interim consolidated financial statements presented herein are unaudited and, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. All such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         (2)   Bank Covenant
         The Company has entered into a revolving credit agreement, as amended, with Union Bank for $15,000,000. At March 31, 2000, $14,500,000 of the
         $15,000,000 line is currently utilized leaving $500,000 currently available. The bank loan has a variable rate of interest based upon fluctuations in the London Interbank Offered Rate (LIBOR) and has amortizing principal payments. The first installment is due September 30, 2001. The interest rate at March 31, 2000 was 7.7%. The credit agreement contains certain financial covenants with respect to capital expenditures, business acquisitions, liquidity ratio, leverage ratio, tangible net worth, net profit and dividend payments. The Company is currently in violation of Section 5.13 of the revolving credit agreement pertaining to a minimum of $32,500,000 in policyholder surplus for Amwest Surety Insurance Company and its subsidiaries. The Company has provided Union Bank with pertinent information regarding an action plan and is currently seeking a waiver and amendment regarding this covenanat. Should the Company be unsuccessful in obtaining a waiver and amendment regarding this covenant, the Company would be deemed to be in default and all sums then owing shall be due and immediately payable. In such case, the Company would attempt to refinance the amounts owed to Union Bank. The Company currently has $14,500,000 outstanding on a total line of $15,000,000.

         (3)   Earnings Per Share
         Basic EPS  is  calculated  based  on  the  weighted  average  number of common shares outstanding and diluted EPS includes the effects of dilutive potential common shares. The calculation of basic and diluted EPS for the three months ended March 31, 2000 and 1999 is as follows:

                                                                             Three months ended March 31,
                                                                  Income              Shares               Per-Share
                                                                  (Numerator)         (Denominator)        Amount
                                                                  ($ in thousands)                         (Dollars)
                                                                  ------------------- -------------------- ----------------

        Basic EPS:
        2000                                                      $       803         4,331,381            $      .19
        1999                                                      $     2,366         4,313,522            $      .55

        Effect of Dilutive Securities:
        2000                                                                                194
        1999                                                                             21,218

        Diluted EPS:
        2000                                                      $       803         4,331,575            $      .19
        1999                                                      $     2,366         4,334,740            $      .55

                 Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Results of Operations

         Premiums written increased 14% from $32,135,000 for the three months ended March 31, 1999 to $36,673,000 for the three months ended March 31, 2000.

         The premium growth was primarily due to premium increases in the surety product lines. Premiums for the surety division increased 15% from $25,033,000 for the three months ended March 31, 1999 to $28,705,000 for the three months ended March 31, 2000. The increase is attributable to increased writings in the court and commercial surety operations.

         Premiums for the property and casualty division also increased 12% from $7,102,000 for the three months ended March 31, 1999 to $7,970,000 for the three months ended March 31, 2000, primarily due to increased writings in the commercial trucking product, the California specialty motorcycle program and the Florida homeowners program.

         Net premiums earned increased 14% from $26,993,000 for the three months ended March 31, 1999 to $30,737,000 for the three months ended March 31, 2000 primarily due to a decrease in premiums ceded resulting from the nonrenewal, effective January 1, 2000, of the Company's annual aggregate stop loss treaty with Underwriters Reinsurance Company (Barbados), Inc. and the quota share reinsurance treaty with Underwriters Reinsurance Company, a New Hampshire domiciled reinsurer. The Company's ceded premium was $6,492,000 for the three months ended March 31, 1999 compared with $1,122,000 for the three months ended March 31, 2000. The amounts ceded for the 2000 period are related to the Company's excess of loss and SBA reinsurance programs that remain in place. Effective April 1, 2000, the Company signed a term sheet with Underwriters Reinsurance Company (Barbados), Inc. for a three-year annual aggregate stop loss reinsurance treaty. The Company is currently evaluating its options with respect to a quota share reinsurance treaty, as well as, with respect to the benefits of a more traditional reinsurance program. The Company generally earns premiums ratably over the assigned bond terms for the surety operations and the policy term for the specialty property and casualty operations.

         Net investment income increased 6% from $1,769,000 for the three months ended March 31, 1999 to $1,877,000 for the three months ended March 31, 2000. Although average invested assets decreased from $127,778,000 at March 31, 1999 to $117,994,000 at March 31, 2000 primarily due to returns of cash collateral balances during the latter part of the first quarter of 2000 thereby reducing balances for funds held as collateral from $50,271,000 at December 31, 1999 to $46,722,000 at March 31, 2000,
         the significantly higher investment yields achieved due to general increases in interest rates more than compensated for this reduction. Net realized investment gains increased from $740,000 for the three months ended March 31, 1999 to $1,154,000 for the three months ended March 31, 2000. The investments sold during the three months ended March 31, 2000 were primarily equity securities and convertible bonds.

         Commissions and fees increased 14% from $742,000 for the three months ended March 31, 1999 to $843,000 for the three months ended March 31, 2000. The increase is primarily due to an increase in fee income on the funds control business.

         Net losses and loss adjustment expenses increased 49% from $9,086,000 for the three months ended March 31, 1999 to $13,548,000 for the three months ended March 31, 2000. The loss ratio for the surety operations increased from 26% for the three months ended March 31, 1999 to 35% for the three months ended March 31, 2000 due to a number of significant losses in the contract and commercial surety product line during the first quarter. The loss ratio for the property and casualty operations also increased from 63% for the three months ended March 31, 1999 to 72% for the three months ended March 31, 2000 due to continued reserve strengthening in the commercial trucking line of business and a decrease in ceded losses. The net losses reflect the benefit of the annual aggregate stop loss reinsurance treaty in place for the 1997 to 1999 accident years. For the three months ended March 31, 2000, additional losses and loss adjustment expenses ceded to this treaty were $6,356,000 for the 1999 accident year and $448,000 for the 1998 accident year.

         Policy acquisition costs increased as a percentage of net premiums earned from 49%, or $13,322,000 to 50%, or $15,253,000 for the three months ended March 31, 1999 and 2000, respectively. The increase is primarily attributable to increased commission expense on the surety business.

         General operating costs decreased as a percentage of net premiums earned at 15%, or $3,939,000 for the three months ended March 31, 1999 to 13%, or $4,053,000 for the three months ended March 31, 2000. The decrease is due to increase in earned premium as described above.

         Interest expense increased from $554,000 for the three months ended March 31, 1999 to $620,000 for the three months ended March 31, 2000. This increase is attributable to an increase in average funds held on which the Company pays interest from $34,191,000 for the three months ended March 31, 1999 to $48,497,000 for the three months ended March 31, 2000.

         Income before income taxes decreased from $3,343,000 for the three months ended March 31, 1999 to $1,137,000 for the three months ended March 31, 2000 due to the factors outlined above.

         The effective tax rate was 29% for the three months ended March 31, 1999 a nd for the three months ended March 31, 2000. The primary reason for the variance from the corporate income tax rate of 34% is tax-advantaged income received on a portion of the Company's investment portfolio offset by certain non-deductible expenses.

         Net income decreased from $2,366,000 for the three months ended March 31, 1999 to $803,000 for the three months ended March 31, 2000 due to the factors outlined above.


         Liquidity and Capital Resources

         As of March 31, 2000, the Company held total cash and cash equivalents and invested assets of $122,427,000. This amount includes an aggregate of $46,722,000 in funds held as collateral which is shown as a liability on the Company's consolidated balance sheets. As of March 31, 2000, the Company's invested assets consisted of $95,781,000 in fixed maturities, held at market value, $5,006,000 in common equity securities, $3,861,000 in preferred equity securities, $7,970,000 in other invested assets and $2,767,000 in short-term investments, including certificates of deposit with original maturities less than one year.

         Because the parent company depends primarily on dividends from its insurance subsidiaries for its net cash flow requirements, absent other sources of cash flow, it cannot pay dividends materially in excess of the amount of dividends that could be paid by the insurance subsidiaries to the parent company. The State of Nebraska regulates, through the Office of the Insurance Commissioner, the amount of dividends which can be paid by a domestic insurance company utilizing various formula methodology.

         The Company has entered into a revolving credit agreement, as amended, with Union Bank for $15,000,000. At March 31, 2000, $14,500,000 of the
         $15,000,000 line is currently utilized leaving $500,000 currently available. The bank loan has a variable rate of interest based upon fluctuations in the London Interbank Offered Rate (LIBOR) and has amortizing principal payments. The first installment is due September 30, 2001. The interest rate at March 31, 2000 was 7.7%. The credit agreement contains certain financial covenants with respect to capital expenditures, business acquisitions, liquidity ratio, leverage ratio, tangible net worth, net profit and dividend payments. The Company is currently in violation of Section 5.13 of the revolving credit agreement pertaining to a minimum of $32,500,000 in policyholder surplus for Amwest Surety Insurance Company and its subsidiaries. The Company has provided Union Bank with pertinent information regarding an action plan and is currently seeking a waiver and amendment regarding this covenant. Should the Company be unsuccessful in obtaining a waiver and amendment regarding this covenant, the Company would be deemed to be in default and all sums then owing shall be due and immediately payable. In such case, the Company would attempt to refinance the amounts owed to Union Bank. The Company currently has $14,500,000 outstanding on a total line of $15,000,000.

         The Company, effective January 1, 1997, entered into an annual aggregate stop loss reinsurance treaty with Underwriters Reinsurance Company (Barbados), Inc. which treaty was renewed for the 1998 and 1999 accident years. For the 1997 accident year, the treaty covers surety losses and allocated loss adjustment expenses in excess of 25.9% of surety earned premium. For the 1998 accident year, the treaty has separate attachment points for surety and non-surety lines of business. On the surety line of business, when losses and loss adjustment expenses exceed 32.8% of net earned premiums and for all other lines when losses and loss adjustment expenses exceed 67% of net earned premiums, the reinsurer becomes liable for losses up to 7% of surety earned premiums. For the 1999 accident year, the treaty covers losses, excluding loss adjustment expenses, for all lines of business in excess of 26.5% through 28% of net earned premium and for losses in excess of 31% up to 39.7%. The Company has signed a term sheet with Underwriters Reinsurance Company (Barbados), Inc. for a three-year annual aggregate stop loss reinsurance treaty which becomes effective on April 1, 2000. Further, the Company has agreed to remove all remaining limits for the 1998 and 1999 accidents years, which amounted to $4,395,000 and $564,000, respectively as of March 31, 2000. In exchange for the partial commutation, losses previously ceded under these contracts will become a fixed obligation of the reinsurers.

         The quota share reinsurance treaty in effect at December 31, 1999 cedes 15% of net surety written premium for all surety written through Amwest Surety on a pro rata basis. This treaty provides statutory surplus enhancement for the Company due to the ceding commission received by the Company. The Company is currently evaluating its options with respect to a quota share reinsurance treaty, as well as, with respect to the benefits of a more traditional reinsurance program.

         The Company is a party to a lease with ACD2 for its corporate headquarters. This lease has a term of 15 years and contains provisions for scheduled lease charges. The Company's minimum commitment with respect to this lease in 2000 is approximately $670,000. The Company has the option to purchase this home office building and land commencing on April 27, 2000 and extending for a six month period at a predetermined rate for the building, with the value of land based on then existing market rates. The Company is currently exploring the potential exercise of such option.

         Other than the Company's obligations with respect to funds held as collateral and the Company's obligation to pay claims as they arise, the Company's commitments to pay principal and interest on the bank debt and lease expenses as noted above, the Company has no significant cash commitments.

         The Company believes that its cash flows from operations and other present sources of capital are sufficient to sustain its needs for at least the remainder of 2000.

         The Company used $5,733,000 in cash from operating activities for the three months March 31, 1999 as compared to using $9,955,000 for the three months ended March 31, 2000. The Company generated $316,000 in cash for investing activities for the three months ended March 31, 1999 as compared to generating $4,695,000 for the three months ended March 31, 2000. The Company generated $7,268,000 in cash from financing activities for the three months ended March 31, 1999 as compared t using $3,519,000 for the three months ended March 31,
         2000. The cash used for operating activities in 2000 increased primarily due to increases in reinsurance recoverables and timing of premium payments to reinsurers. The increase in reinsurance recoverables is attributable to increased loss payments made during the quarter.


         Other Matters

         Year 2000 issues:

         The Company did not experience material Year 2000 problems and does not expect to incur any significant additional costs related to Year 2000 matters.

         Other issues:

         Certain statements contained in this Form 10-Q regard matters that are not historical facts and are forward-looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward- looking statements. Factors that could cause actual results to differ materially include, but are not limited to: the ineffectiveness of the recently modified commercial transportation products, a deterioration in premiums written or losses incurred in the Company's surety and other specialty businesses, the ability to achieve increased percentage writings of commercial surety and court products, the lack of adherence by branch personnel to Company underwriting guidelines, failure of the Company to improve its leverage which could result in a reduction in the ratings from A.M. Best and other industry ratios agencies, the ability of the Company to obtain a waiver or amendment regarding a covenant included in the Company's revolving bank credit agreement, the ability of the Company to negotiate a quota share reinsurance treaty, a reduction in the investment yield earned
         on  the  Company's   investment   portfolio,  or  a  general  economic
         decline. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

                                                              TABLE 1

                                   AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                                  SUMMARY OF PREMIUMS AND LOSSES BY PRODUCT LINE
                                                  (Dollars in thousands)

                                                                  Three months ended                     Year ended
                                                                       March 31,                        December 31,
                    Type of Bond                                  2000             1999              1999             1998
                    ------------                                  ----             ----              ----             ----

Total Surety
    Gross premiums written                                    $  28,703        $  25,033         $ 108,184        $ 102,270
    Net premiums earned                                          23,608           21,500            85,500           84,166
    Net losses and loss adjustment expenses                       8,380            5,641            31,175           23,262
    Loss and loss adjustment expense ratio                          35%              26%               37%              28%

Property & Casualty
    Gross premiums written                                      $ 7,970          $ 7,102          $ 28,304         $ 30,549
    Net premiums earned                                           7,129            5,493            25,044           21,805
    Net losses and loss adjustment expenses                       5,168            3,445            17,135           17,569
    Loss and loss adjustment expense ratio                          72%              63%               68%              81%

Total Company
    Gross premiums written                                     $ 36,673         $ 32,135         $ 136,488        $ 132,819
    Net premiums earned                                          30,737           26,993           110,544          105,971
    Net losses and loss adjustment expenses                      13,548            9,086            48,310           40,831
    Loss and loss adjustment expense ratio                          44%              34%               44%              39%


                           PART II - OTHER INFORMATION

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES



Items 1-4:            LEGAL PROCEEDINGS, CHANGE IN SECURITIES, DEFAULTS UPON
                      SENIOR SECURITIES,SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS,

                      None

Items 5:              OTHER INFORMATION

                      Effective May 10, 2000, Steven R. Kay resigned as the Company's Executive Vice President and Chief Financial Officer and as a member of its Board of Directors. He also resigned from all positions with the Company's subsidiaries in order to pursue other business interests.

Item 6:               EXHIBITS AND REPORTS ON FORM 8-K

                      (a)  Exhibits
                               See the Exhibit Index on page 15.

                      (b)      Reports on Form 8-K
                               There were no reports filed on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   AMWEST INSURANCE GROUP, INC.





         Date: May 19, 2000                     by:  /s/         JOHN E. SAVAGE
                                          -------------------------------------
                                                         John E. Savage
                                             President, Chief Executive Officer
                                                    and Chief Operating Officer
                                                  (Principal Executive Officer)



                                                by:  /s/        PHILLIP E. HUFF
                                          -------------------------------------
                                                        Phillip E. Huff
                                                      Senior Vice-President,
                                                           Treasurer
                                                    (Principal Financial and
                                                  Principal Accounting Officer)

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