Form 10-Q
period 2000-06-30
AMWEST INSURANCE GROUP INC
filed 2000-08-14
CIK 780118

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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

         As of August 10, 2000, 4,322,555 shares of common stock, $.01 par value, were outstanding.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES


                                      INDEX


       Part I.   FINANCIAL INFORMATION:

               Item 1
                   Consolidated Statements of Operations for the
                   three months and six months ended June 30, 2000
                   and 1999 (unaudited)                                      3

                   Consolidated Balance Sheets as of June 30, 2000
                   (unaudited) and December 31, 1999                         4

                   Consolidated Statements of Cash Flows for the
                   three months and six months ended June 30, 2000
                   and 1999 (unaudited)                                      6

                   Notes to Interim Consolidated Financial Statements        8

              Item 2
                   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       9

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

                         PART I - FINANCIAL INFORMATION

                                     Item 1
                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)

                                                     Three months ended                      Six months ended
                                                          June 30,                                June 30,
                                                          --------                                --------
                                                 2000                1999                 2000                1999
                                                 ----                ----                 ----                ----
OPERATIONS
Gross premiums written                             $ 43,275            $ 36,042             $ 79,947            $ 68,177
                                            ----------------    ----------------    -----------------    ----------------

Net premiums earned                                $ 27,170            $ 26,986             $ 57,907            $ 53,979
Net investment income                                 1,575               1,705                3,452               3,474
Net realized investment gain (loss)                   (244)               1,297                  911               2,037
Commissions and fees                                    481                 522                1,324               1,129
                                            ----------------    ----------------    -----------------    ----------------
          Total revenues                             28,982              30,510               63,594              60,619
                                            ----------------    ----------------    -----------------    ----------------

Net losses and loss adjustment expenses              28,243              10,003               41,791              19,089
Policy acquisition costs                             13,807              12,736               29,061              25,923
General operating costs                               3,761               4,558                7,814               8,497
Interest expense                                        630                 493                1,250               1,047
                                            ----------------    ----------------    -----------------    ----------------
         Total expenses                              46,441              27,790               79,916              54,556
                                            ----------------    ----------------    -----------------    ----------------

Income (loss) before income taxes                  (17,459)               2,720             (16,322)               6,063
Provision (benefit) for income taxes                (5,467)                 980              (5,133)               1,958
                                            ----------------    ----------------    -----------------    ----------------

       Net income (loss)                         $ (11,992)             $ 1,740           $ (11,189)             $ 4,105
                                            ================    ================    =================    ================

Earnings (loss) per common share:
       Basic                                     $   (2.77)             $  0.40           $   (2.58)             $  0.95
                                            ================    ================    =================    ================
         Diluted                                 $   (2.77)             $  0.40           $   (2.58)             $  0.95
                                            ================    ================    =================    ================
COMPREHENSIVE INCOME (LOSS)
Net income (loss)                                $ (11,992)             $ 1,740           $ (11,189)             $ 4,105
Other comprehensive income (loss):
  Unrealized gains(losses) on securities,
     net of income taxes of $(440) and $397
     for the three months ended June 30,
     2000 and 1999,  and $(246) and $804
     for the six months ended June 30, 2000
     and 1999, respectively                             856               (771)                  478             (1,560)
  Reclassification adjustment for gains
     included in net  income,  net of income
     taxes of $(28) and $280 for the three
     months ended June 30, 2000 and 1999,
     and $269 and $467 for the six months
     ended June 30, 2000 and 1999,
     respectively                                       55               (542)                (523)               (907)
                                           ----------------    ----------------    -----------------    ----------------
            Comprehensive income (loss)         $ (11,081)              $  427           $ (11,234)             $ 1,638
                                           ================    ================    =================    ================

      See accompanying notes to interim consolidated financial statements.



                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                                        June 30,                December 31,
                                                                                          2000                      1999
                                                                                  --------------------      ---------------------
                                                                                      (unaudited)
Investments:
Fixedmaturities,  available-for-sale  (amortized cost of $89,578 and $104,193 at
     June 30, 2000 and December 31, 1999 respectively)                                         $86,751                  $100,892

Common equity securities,  available-for-sale (cost of $3,855 and $2,886 at June
     30, 2000 and December 31, 1999, respectively)                                               5,134                     4,199

Preferred equity  securities,  available-for-sale  (cost of $3,826 and $4,905 at
     June 30, 2000 and December 31, 1999, respectively)                                          3,390                     5,073

Other invested assets (cost of $7,858 and $7,725 at June 30,
      2000 and December 31, 1999, respectively)                                                  7,977                     7,749

Short-term investments                                                                           3,226                     2,691
                                                                                  --------------------      ---------------------

Total investments                                                                              106,478                   120,604

Cash and cash equivalents                                                                        5,070                    15,821
Accrued investment income                                                                        1,585                     1,654
Agents balances and premiums receivable (less allowance for doubtful accounts of
     $1,260 at June 30, 2000 and December 31, 1999,
     respectively)                                                                              21,711                    15,365
Contract settlement funds and collateral receivable                                             22,234                    16,270
Reinsurance recoverable:
     Paid loss and loss adjustment expenses                                                      6,089                     5,401
     Unpaid loss and loss adjustment expenses                                                   28,021                    21,903
Ceded unearned premiums                                                                         16,633                     6,747
Deferred policy acquisition costs                                                               19,411                    22,147
Furniture, equipment and improvements, net                                                       5,144                     5,635
Income taxes recoverable                                                                         4,684                     1,472
Other assets                                                                                    11,164                     8,676
                                                                                  --------------------      ---------------------

         Total assets                                                                         $248,224                  $241,695
                                                                                  ====================      =====================


                                           AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS (Continued)
                                             (Dollars in thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       June 30,                 December 31,
                                                                                         2000                       1999
                                                                                  --------------------      ---------------------
                                                                                      (unaudited)
Liabilities:
     Unpaid losses and loss adjustment expenses                                              $ 68,767                    $ 56,466
     Unearned premiums                                                                         61,511                      51,736
     Funds held                                                                                43,986                      50,271
     Bank indebtedness                                                                         14,500                      14,500
     Amounts due to reinsurers                                                                  4,305                       2,181
     Deferred Federal income taxes                                                              (535)                         494
     Other liabilities                                                                         10,166                       9,245
                                                                                  --------------------      ---------------------

         Total liabilities                                                                    202,700                     184,893

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000
         shares authorized; issued and outstanding: none                                            -                           -
     Common stock, $.01 par value, 10,000,000
         shares authorized, issued and outstanding: 4,319,498 at June
         30, 2000 and 4,328,592 at December 31, 1999                                               43                          43
     Additional paid-in capital                                                                19,680                      19,724
     Accumulated other comprehensive income                                                   (1,231)                     (1,186)
     Retained earnings                                                                         27,032                      38,221
                                                                                  --------------------      ---------------------

         Total stockholders' equity                                                            45,524                      56,802
                                                                                  --------------------      ---------------------

                  Total liabilities and stockholders' equity                                  $248,224                   $241,695
                                                                                  ====================      =====================



      See accompanying notes to interim consolidated financial statements.



                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Dollars in thousands)

                                                                    Three months ended                     Six months ended
                                                                         June 30,                              June 30,
                                                                         --------                              --------
                                                                 2000              1999              2000                1999
                                                                 ----              ----              ----                ----
Cash flows from operating activities:

     Net income (loss)                                            $(11,992)          $ 1,740         $ (11,189)            $ 4,105
     Adjustments to reconcile net income to cash provided
         by operating activities:

        Change in agents' balances and premiums receivable
            and unearned premiums                                     3,911            (699)              3,429            (3,776)
        Change in accrued investment income                              65               58                 69               (87)
        Change in unpaid losses and loss adjustment expenses
                                                                     13,941            (110)             12,301            (3,312)
        Change in reinsurance recoverable on paid and
            unpaid losses and loss adjustment expenses and
            ceded unearned premiums                                (16,448)            2,854           (16,692)              (234)
        Change in amounts due to/from reinsurers                      7,541          (6,250)              2,124            (4,062)
        Change in other assets and other liabilities                (6,844)          (1,988)            (7,531)            (3,011)
        Change in income taxes, net                                 (5,617)              326            (4,218)              1,327
        Change in deferred policy acquisition costs                   5,739          (1,565)              2,736            (2,065)
        Net realized gain (loss) on sale of investments
                                                                        244          (1,297)              (911)            (2,037)
        Net realized (gain)loss on sale of fixed assets                   3              (1)                  8                (5)
        Provision for depreciation and amortization                     443              454                904                947
                                                            ----------------    -------------   ----------------     --------------

       Net cash  used by operating activities                       (9,014)          (6,478)           (18,970)           (12,210)

Cash flows from investing activities:

     Cash received from investments sold  prior to
         maturity                                                    13,727           12,489             25,003             27,418
     Cash received from investments matured or called
                                                                      1,852            3,613              3,371              6,374
     Cash paid for investments acquired                             (5,531)         (13,907)           (13,400)           (30,928)
     Amortization of discount on bonds                                  (5)               47                (5)                 93
     Capital expenditures, net                                        (191)            (495)              (421)            (1,150)
     Acquisition of agencies, net                                         -                -                  -                256
                                                            ----------------    -------------   ----------------     --------------

     Net cash provided by investing activities                        9,852            1,747             14,548              2,063



                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (unaudited) (continued)
                             (Dollars in thousands)

                                                                    Three months ended                     Six months ended
                                                                         June 30,                              June 30,
                                                                         --------                              --------
                                                                 2000              1999              2000                1999
                                                                 ----              ----              ----                ----

Cash flows from financing activities:

     Proceeds from issuance of common stock                              22               51                 52                409
     Repurchase of common stock                                        (96)                -               (96)                  -
     Change in funds held                                           (2,736)            2,566            (6,285)              9,863
     Dividends paid                                                       -            (389)                  -              (777)
                                                                                -------------   ----------------
                                                            ----------------                                         --------------

     Net cash provided (used) by financing activities               (2,810)            2,228            (6,329)              9,495
                                                            ----------------    -------------   ----------------     --------------

Net decrease in cash and cash equivalents                           (1,972)          (2,503)           (10,751)              (652)

Cash and cash equivalents at beginning of period                      7,042            4,282             15,821              2,431
                                                            ----------------    -------------   ----------------     --------------

Cash and cash equivalents at end of period                          $ 5,070          $ 1,779             $5,070             $1,779
                                                            ================    =============   ================     ==============





Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest                                                        $  630             $493             $1,250             $1,047
     Income taxes                                                       150              654                152                655











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

         (2)  Bank Covenant
         The Company has entered into a revolving credit agreement, as amended, with Union Bank for $15,000,000. At June 30, 2000, $14,500,000 of the
         $15,000,000 line is currently utilized. The bank loan has a variable rate of interest based upon fluctuations in the London Interbank Offered Rate (LIBOR) and has amortizing principal payments. The first installment is due September 30, 2001. The interest rate at June 30, 2000 was 8.4%. The credit agreement contains certain financial covenants with respect to capital expenditures, business acquisitions, liquidity ratio, leverage ratio, tangible net worth, net profit and dividend payments. The Company is currently in violation of Section
         5.13 of the revolving credit agreement pertaining to a minimum of $32,500,000 in policyholders' surplus as well as Section 5.14 pertaining to a maximum operating leverage ratio of 3:1 for Amwest Surety Insurance Company and its subsidiaries. The Company has provided Union Bank with pertinent information regarding an action plan and is currently seeking a waiver and amendment regarding this covenant. Should the Company be unsuccessful in obtaining a waiver and amendment regarding this covenant, the Company would be deemed to be in default and all sums then owing would be due and immediately payable. In such case, The Company would attempt to refinance the amounts owed to Union Bank, however, no assurances can be given that the Company would be successful in doing so.

     (3)  Earnings Per Share
         Basic EPS is calculated based on the weighted average number of common shares outstanding and diluted EPS includes the effects of dilutive potential common shares. The calculation of basic and diluted EPS for the three months ended June 30, 2000 and 1999 is as follows:

                                                                                  Three months ended June 30,
                                                                  Income (Loss)       Shares               Per-Share
                                                                  (Numerator)         (Denominator)        Amount
                                                                  ($ in thousands)                         (Dollars)
                                                                  ------------------- -------------------- -------------------
        Basic EPS:
        2000                                                      $   (11,992)        4,332,889            $   (2.77)
        1999                                                      $      1,740        4,318,254            $      .40

        Effect of Dilutive Securities:
        2000                                                                                  0
        1999                                                                              6,910

        Diluted EPS:
        2000                                                      $   (11,992)        4,332,889            $   (2.77)
        1999                                                      $      1,740        4,325,164            $      .40

         Diluted EPS for 2000 is the same as basic EPS because the result of the calculation is antidilutive due to the net loss reported for the three months ended June 30, 2000. Dilutive securities represent the Company's stock options.

                 Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations

         Gross premiums written increased 20% and 17% from $36,042,000 and $68,177,000 for the three months and six months ended June 30, 1999, respectively, to $43,275,000 and $79,947,000 for the three months and six months ended June 30, 2000, respectively.

         Gross premiums for the surety business increased 11% and 12% from $28,916,000 and $53,949,000 for the three months and six months ended June 30, 1999, respectively, to $31,960,000 and $60,662,000 for the three months and six months ended June 30, 2000, respectively. The increase is attributable to increased writings in the commercial surety and court operations.

         Gross premiums for the property and casualty business increased 59% and 36% from $7,126,000 and $14,228,000 for the three months and six months ended June 30, 1999, respectively, to $11,315,000 and $19,285,000 for the three months and six months ended June 30, 2000, respectively. The increase is primarily due to increased writings in the commercial trucking product, the California specialty motorcycle program and the Florida homeowners program.

         As of April 1, 2000, the Company entered into a 35% quota share reinsurance agreement on it's surety business with Swiss Reinsurance America Corporation. Premiums ceded under this contract amounted to $18,890,000 during the three months ended June 30, 2000. With this quota share agreement in place, net written premium decreased by 26% for the quarter ended June 30, 2000.

         Net premiums earned increased 1% and 7% from $26,986,000 and $53,979,000 for the three months and six months ended June 30, 1999, respectively, to $27,170,000 and $57,907,000 for the three months and six months ended June 30, 2000, respectively. The growth in net premiums earned for the three months and six months ended June 30, 2000 was lower than growth in premiums written due to higher premium cessions in 2000 versus 1999 on the surety quota share reinsurance. The Company generally earns premiums ratably over the assigned bond terms for the surety business and the policy term for the specialty property and casualty business.

         Net investment income decreased 8% and 1% from $1,705,000 and $3,474,000 for the three months and six months ended June 30, 1999, respectively, to $1,575,000 and $3,452,000 for the three months and six months ended June 30, 2000, respectively. The decrease is due to a decrease in the amount of average invested assets from $126,311,000 at June 30, 1999 to $113,541,000 at June 30, 2000. Realized investment gains decreased from $1,297,000 and $2,037,000 for the three months and six months ended June 30, 1999, respectively, to a loss of $244,000 and a gain of $911,000 for the three months and six months ended June 30, 2000, respectively. The investments sold during the three months and six months ended June 30, 2000 were primarily equity securities and convertible bonds.

         Commissions and fees decreased 8% and increased 17% from $522,000 and $1,129,000 for the three months and six months ended June 30, 1999, respectively, to $481,000 and $1,324,000 for the three months and six months ended June 30, 2000, respectively. The increase for the six months ended June 30, 2000 is primarily due to an increase in fee income on the funds control business offset by a decrease in fee income from the Liberty Retail Bail division for the three months ended June 30, 2000.

         Net losses and loss adjustment expenses increased 182% and 119% from $10,003,000 and $19,089,000 for the three months and six months ended June 30, 1999, respectively, to $28,243,000 and $41,791,000 for the three months and six months ended June 30, 2000, respectively. The loss and loss adjustment expense ratio for the surety operations increased from 18% and 22% for the three months and six months ended June 30, 1999, respectively, to 103% and 66% for the three months and six months ended June 30, 2000, respectively, primarily due to net adverse development of $4,676,000 for the 1999 loss year, increases in net reserves for the 2000 loss year to bring it in line with the development trends of the 1999 loss year, and changes in the Company's reinsurance program which resulted in an increase in retained losses. The 1999 and 2000 loss year development is the result of claims on contract bonds with larger penal amounts, generally in excess of $1,000,000. An analysis of the development on these bonds indicate that these larger obligations tend to develop at a slower pace and are generally more susceptible to issues of severity than smaller, less complex obligations.

         The loss and loss adjustment expense ratio for the property and casualty operations decreased from 112% to 106% for the three months ended June 30, 1999 and 2000, respectively, and increased slightly from 88% to 90% for the six months ended June 30, 1999 and 2000, respectively. The commercial trucking insurance market has continued to firm and the Company has been able to affect rate increases without sacrificing policy retention.

         Policy acquisition costs increased as a percentage of net premiums earned from 47%, or $12,736,000, and 48%, or $25,923,000, for the three months and six months ended June 30, 1999, respectively, to 51%, or $13,807,000, and 50%, or $29,061,000, for the three months and six months ended June 30, 2000, respectively. The increase in the ratio is due to increased commission expense on the surety business offset slightly by higher ceding commissions from the surety quota share reinsurance.

         General operating costs decreased as a percentage of net premiums earned from 17%, or $4,558,000, and 16%, or $8,497,000, for the three months and six months ended June 30, 1999, respectively, to 14%, or $3,761,000, and 13%, or $7,814,000, for the three months and six months ended June 30, 2000, respectively. The improvement in the general operating cost ratio is a continuation of the Company's ability to service increased writings without corresponding increases in home office expenses.

         Interest expense increased 28% and 19% from $493,000 and $1,047,000 for the three months and six months ended June 30, 1999, respectively, to $630,000 and $1,250,000 for the three months and six months ended June 30, 2000, respectively. The increase is attributable to an increase in average funds held on which the Company pays interest from $35,474,000 for the six months ended June 30, 1999 to $47,129,000 for the six months ended June 30, 2000.

         Income before income taxes decreased from $2,720,000 and $6,063,000 for the three months and six months ended June 30, 1999, respectively, to a loss of $17,459,000 and $16,322,000 for the three months and six months ended June 30, 2000, respectively, due to the factors outlined above.

         The effective tax rate was 36% and 32% for the three months and six months ended June 30, 1999 as compared to a benefit of 31% for the three months and six months ended June 30, 2000. The primary reason for the variance from the corporate income tax rate of 34% is tax-advantaged income received on a portion of the Company's investment portfolio offset by certain non-deductible expenses. The Company has recorded for the six months ended June 30, 2000 its estimated effective tax rate for the year based on current underwriting and investment income recorded. Changes to the Company's estimated effective tax rate are recorded quarterly.

         Net income decreased from $1,740,000 and $4,105,000 for the three months and six months ended June 30, 1999, respectively, to a net loss of $11,992,000 and $11,189,000 for the three months and six months ended June 30, 2000, respectively, due to the factors outlined above.


         Liquidity and Capital Resources

         As of June 30, 2000, the Company held total cash and cash equivalents and invested assets of $111,548,000. This amount includes an aggregate of $43,986,000 in funds held which is shown as a liability on the Company's consolidated balance sheets. As of June 30, 2000, the Company's invested assets consisted of $86,751,000 in fixed maturities, $5,134,000 in common equity securities, $3,390,000 in preferred equity securities, $7,977,000 in other invested assets and $3,226,000 in short-term investments, including certificates of deposit with original maturities less than one year.

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

         The Company has entered into a revolving credit agreement, as amended, with Union Bank for $15,000,000. At June 30, 2000, $14,500,000 of the
         $15,000,000 line is currently utilized. The bank loan has a variable rate of interest based upon fluctuations in the London Interbank Offered Rate (LIBOR) and has amortizing principal payments. The first installment is due September 30, 2001. The interest rate at June 30, 2000 was 8.4%. The credit agreement contains certain financial covenants with respect to capital expenditures, business acquisitions, liquidity ratio, leverage ratio, tangible net worth, net profit and dividend payments. The Company is currently in violation of Section
         5.13 of the revolving credit agreement pertaining to a minimum of $32,500,000 in policyholders' surplus as well as Section 5.14 pertaining to a maximum operating leverage ratio of 3:1 for Amwest Surety Insurance Company and its subsidiaries. The Company has provided Union Bank with pertinent information regarding an action plan and is currently seeking a waiver and amendment regarding this covenant. Should the Company be unsuccessful in obtaining a waiver and amendment regarding this covenant, the Company would be deemed to be in default and all sums then owing would be due and immediately payable. In such case, the Company would attempt to refinance the amounts owed to Union Bank, however, no assurances can be given that the Company would be successful in doing so.

         The Company is a party to a lease with ACD2 for its corporate headquarters. This lease has a term of 15 years and contains provisions for scheduled lease charges. The Company's minimum commitment with respect to this lease in 2000 is approximately $447,000. The Company also has the option to purchase this office building and land commencing on April 27, 2000 and extending for a six month period at a predetermined rate for the building, with the value of land based on then existing market rates. The Company has exercised such option in the second quarter of 2000 and expects to finalize the transaction by the end of the third quarter of 2000.

         Other than the Company's obligations with respect to funds held as collateral, the Company's obligation to pay claims as they arise, the Company's commitments to pay principal and interest on the bank debt and lease expenses as noted above, the Company has no significant cash commitments.

         The Company used $6,478,000 and $12,210,000 in cash from operating activities for the three months and six months ended June 30, 1999, respectively, as compared to using $9,014,000 and $18,970,000 for the three months and six months ended June 30, 2000, respectively. The Company generated $1,747,000 and $2,063,000 in cash from investing activities for the three months and six months ended June 30, 1999, respectively, as compared to generating $9,852,000 and $14,548,000 for the three months and six months ended June 30, 2000, respectively. The Company generated $2,228,000 and $9,495,000 in cash from financing activities for the three months and six months ended June 30, 1999, respectively, as compared to using $2,810,000 and $6,329,000 for the three months and six months ended June 30, 2000, respectively. The cash used for operating activities increased primarily due to operating losses for the six months ended June 30, 2000, changes in the Company's reinsurance program, and a reduction in funds held as collateral. The cash used for operating activities during the period was primarily funded by investing activities.

         As a result of significant operating losses experienced during the first six months of 2000, the Company's capital levels have materially decreased. Such decreases could result in regulatory action and a possible rating reduction from A.M. Best and other industry rating agents. The Company is currently undergoing an intensive analysis of operations designed to improve operating results, however, the Company believes it must quickly raise additional capital or enter into one or more strategic alliances which would provide same. The Company has engaged Cochran, Caronia & Co. LLC, an investment banking firm, to immediately seek strategic alliances or other capital-raising alternatives on behalf of the Company. No assurances can be given such efforts will succeed.



         Other Matters

         Year 2000 issues:

         The Company did not experience material Year 2000 problems and does not expect to incur any significant additional costs related to Year 2000 matters.

         Other issues:

         Certain statements contained in this Form 10-Q regard matters which are not historical facts and are forward looking statements. Because such forward looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to: the ineffectiveness of changes made by management, a deterioration in premiums written or losses incurred in the Company's surety and other specialty businesses, the ability to achieve increased percentage writings of commercial surety and court products, the lack of adherence by branch personnel to Company underwriting guidelines, failure of the Company to improve its leverage which could result in a reduction in the ratings from A.M. Best and other industry rating agencies, the ability of the Company to obtain a waiver or amendment regarding a covenant included in the Company's revolving bank credit agreement, failure of the Company to raise additional capital or to sucessfully consumate a strategic alliance, a reduction in the investment yield earned on the Company's investment portfolio, or general economic decline. The Company undertakes no obligation to release publicly the results of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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


                                     TABLE 1

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                 SUMMARY OF PREMIUMS AND LOSSES BY PRODUCT LINE
                             (Dollars in thousands)


                                           Three months ended                Six months ended                  Year ended
                                                June 30,                         June 30,                     December 31,
              Type of Bond               2000              1999            2000            1999           1999            1998
              ------------               ----              ----            ----            ----           ----            ----

Surety
    Gross premiums written                 $31,960          $28,916         $60,662         $53,949       $108,184        $102,270
    Net premiums earned                     19,327           21,395          42,935          42,895         85,500          84,166
    Net losses and loss adjustment
       expenses                             19,948            3,747          28,328           9,388         27,373          23,262
    Loss and loss adjustment expense
       ratio                                  103%              18%             66%             22%            32%             28%

Property & Casualty
    Gross premiums written                $ 11,315          $ 7,126         $19,285         $14,228        $28,304         $30,549
    Net premiums earned                      7,843            5,591          14,972          11,084         25,044          21,805
    Net losses and loss adjustment
       expenses                              8,295            6,256          13,463           9,701         20,937          17,569
    Loss and loss adjustment expense
       ratio                                  106%             112%             90%             88%            84%             81%

Total Company
    Gross premiums written                 $43,275          $36,042         $79,947         $68,177       $136,488        $132,819
    Net premiums earned                     27,170           26,986          57,907          53,979        110,544         105,971
    Net losses and loss adjustment
       expenses                             28,243           10,003          41,791          19,089         48,310          40,831
    Loss and loss adjustment expense
       ratio                                  104%              37%             72%             35%            44%             39%



                           PART II - OTHER INFORMATION

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

Items 1-3:        LEGAL PROCEEDINGS, CHANGE IN SECURITIES, DEFAULTS UPON SENIOR
                  SECURITIES

                  None

Item 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (a) The annual meeting of stockholders was held on May 19, 2000.

                  (b) (i) The following directors were elected to serve until the 2003 Annual Meeting of Stockholders or until their successors have been duly elected and qualified:

                           Richard H. Savage
                           Neil F. Pont
                           Charles L. Schultz

                           (ii) The other directors whose terms of office continued after the meeting are:

                               John E. Savage
                               Thomas R. Bennett
                               Bruce A. Bunner
                               Robert W. Kleinschmidt
                               Guy A. Main
                               Arthur F. Melton
                               Roland D. Miller


                  (c) (i) Of the 3,506,756 shares represented at the meeting, the directors named in (b) (i) above were elected by the following votes:

                                              No. of Votes Received
                                                            Withhold
                    Name                   For              Authority

              Richard H. Savage         3,467,884             38,872
              Neil F. Pont              3,112,604            394,152
              Charles L. Schultz        3,467,584             39,172

Item 5:           OTHER INFORMATION

                  None

Item 6:           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits
                           See the Exhibit Index on page 17.

                  (b)      Reports on Form 8-K
                           There were no reports filed on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                AMWEST INSURANCE GROUP, INC.





         Date: August 14, 2000      by:  /s/         JOHN E. SAVAGE
                                        -------------------------------------
                                                        John E. Savage
                                           President, Co-Chief Executive Officer
                                                 and Chief Operating Officer
                                                (Principal Executive Officer)



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

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX


  Exhibit Number
                                       Description                     Location

    2        Plan of acquisition, reorganization, arrangement,
             liquidation or succession                                     None

    4        Instruments defining the rights of securityholders,
             including indentures                                  Not required

   10.1      Consulting  Agreement with Richard H. Savage dated
             May 21, 1999                                              Exhibits

   10.2      Aggregate Stop Loss Reinsurance Contract effective
             April 1, 2000 issued to Amwest Surety  Insurance
             Company,  Far West  Insurance Company and Condor
             Insurance  Company by  Underwriters Reinsurance
             Company (Barbados) Inc.                                   Exhibits

   10.3      Quota Share Reinsurance Agreement effective April 1,
             2000 issued to Amwest Surety Insurance Company
             and Far West Insurance Company by Swiss Reinsurance
             America Corporation.                                      Exhibits

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