Form 10-Q
period 2000-09-30
AMWEST INSURANCE GROUP INC
filed 2000-11-14
CIK 780118

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                       OR

                 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

                         Commission file number: 1-9580

                          AMWEST INSURANCE GROUP, INC.
                  ------------- -----------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                            95-2672141
--------                                                            ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)


5230 Las Virgenes Road
Calabasas, California                                                     91302
---------------------                                                     -----
 (Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code:              (818) 871-2000
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

         As of November 10, 2000, 4,326,067 shares of common stock, $.01 par value, were outstanding.

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES


                                      INDEX


  Part I.   FINANCIAL INFORMATION:
  -------------------------------

  Item 1
     Consolidated Statements of Operations for the three months and nine months
     ended September 30, 2000 and 1999 (unaudited)                            3

     Consolidated Balance Sheets as of  September 30, 2000 (unaudited) and
     December 31, 1999                                                        4

     Consolidated Statements of Cash Flows for the three months and nine months
     ended September 30, 2000 and 1999 (unaudited)                            6

     Notes to Interim Consolidated Financial Statements                       8

  Item 2
     Management's Discussion and Analysis of Financial Condition and Results of
     Operations                                                              10

  Item 3
     Quantitative and Qualitative Disclosures about Market Risk No
     significant   changes  from  the  Company's  Annual
     Report on Form 10-K for the year ended December 31, 1999

  Part II.   OTHER INFORMATION:
  ----------------------------

  Item 1
     Legal Proceedings                                                       15

  Item 2
     Changes in Securities                                                   15

  Item 3
     Defaults Upon Senior Securities                                         15

  Item 4
     Submission of Matters to a Vote of Security Holders                     15

  Item 5
     Other Information                                                       15

  Item 6
     Exhibits and Reports on Form 8-K                                        15

                         PART I - FINANCIAL INFORMATION
                                     Item 1
                                     ------

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)
                      Three months ended Nine months ended
                                                                       September 30,                       September 30,
                                                                       -------------                       -------------
                                                                 2000                1999            2000                1999
                                                                 ----                ----            ----                ----

OPERATIONS
Gross premiums written                                             $ 39,158            $ 35,969       $ 119,105           $ 104,146
                                                            ----------------    ----------------  --------------    ----------------

Net premiums earned                                                $ 25,146            $ 27,732        $ 83,053            $ 81,711
Net investment income                                                 1,540               1,595           4,992               5,069
Net realized investment gains                                         1,198                  10           2,109               2,047
Commissions and fees                                                    443                 323           1,767               1,452
                                                            ----------------    ----------------  --------------    ----------------
          Total revenues                                             28,327              29,660          91,921              90,279
                                                            ----------------    ----------------  --------------    ----------------

Net losses and loss adjustment expenses                              16,701              14,330          58,492              33,419
Policy acquisition costs                                             11,991              15,543          41,052              41,466
General operating costs                                               3,269               3,285          11,083              11,782
Interest expense                                                        602                 593           1,852               1,640
                                                            ----------------    ----------------   ------------     ----------------
         Total expenses                                              32,563              33,751         112,479              88,307
                                                            ----------------    ----------------   -------------    ----------------

Income (loss) before income taxes                                   (4,236)             (4,091)        (20,558)               1,972
Provision (benefit) for income taxes                                (1,109)             (1,345)         (6,242)                 613
                                                            ----------------    ---------------- ---------------    ----------------

       Net income (loss)                                          $ (3,127)           $ (2,746)      $ (14,316)            $  1,359
                                                            ================    ================  ==============    ================

Earnings (loss) per common share:
       Basic                                                      $  (0.73)           $  (0.64)       $  (3.31)             $  0.31
                                                            ================    ================  ==============    ================
       Diluted                                                  $  (0.73)           $  (0.64)         $  (3.31)             $  0.31
                                                            ================    ================  ==============    ================
COMPREHENSIVE INCOME (LOSS)
Net income (loss)                                               $ (3,127)           $ (2,746)        $ (14,316)            $  1,359
Other comprehensive income (loss):
  Unrealized gains(losses) on securities,
  net of Income taxes of $(18) and $466 for
  the three  Months  ended  September  30, 2000
  and 1999,  and $(264) and $1,270 for the nine
  months ended September 30, 2000 and 1999
  respectively                                                        34               (905)               512              (2,465)
Reclassification adjustment for gains included in
  net income, net of income taxes of $(83) and
  $58 for the three months ended September 30,
  2000 and 1999, and $186 and $526 for the
  nine months ended September 30, 2000
  and 1999, respectively                                             162               (113)              (361)             (1,020)
                                                            ----------------    ----------------    -----------------    -----------
            Comprehensive income (loss)                        $  (2,931)         $  (3,764)         $ (14,165)           $ (2,126)
                                                            ================    ================    =================    ===========

See  accompanying   notes  to  interim   consolidated financial statements.



                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                          ASSETS

                                                                                           September 30,             December 31,
                                                                                              2000                      1999
                                                                                         ----------------          ----------------
                                                                                            (unaudited)

Investments:
Fixedmaturities,  available-for-sale  (amortized cost of $77,527and  $104,193 at
     September 30, 2000 and December 31, 1999,
     respectively)                                                                             $75,187                 $ 100,892

Common equity  securities,  available-for-sale  (cost of  $3,560  and  $2,886 at
     September 30, 2000 and December 31, 2000, respectively)
                                                                                                 4,617                     4,199

Preferred  equity  securities,  available-for-sale  (cost of $3,506  and  $4,905
     September 30, 2000 and December 31, 1999, respectively)
                                                                                                 3,100                     5,073

Other invested assets (cost of $4,533 and $7,725 at September 30, 2000
     and December 31, 1999, respectively)                                                        4,654                     7,749

Short-term investments                                                                           3,366                     2,691
                                                                                  --------------------      ---------------------

Total investments                                                                               90,924                   120,604

Cash and cash equivalents                                                                       10,732                    15,821
Accrued investment income                                                                        1,130                     1,654
Agents balances and premiums receivable (less allowance for doubtful accounts of $1,573 at September 30, 2000 and $1,260 at December
     31, 1999, respectively)                                                                    19,826                    15,365
Contract settlement funds and collateral receivable                                             22,578                    16,270
Reinsurance recoverable:
     Paid loss and loss adjustment expenses                                                      6,409                     5,401
     Unpaid loss and loss adjustment expenses                                                   36,435                    21,903
Ceded unearned premiums                                                                         18,062                     6,747
Deferred policy acquisition costs                                                               19,734                    22,147
Furniture, equipment and improvements, net                                                       5,262                     5,635
Income taxes recoverable                                                                         4,753                     1,472
Goodwill                                                                                         4,363                     4,129
Other assets                                                                                    11,599                     4,547
                                                                                  --------------------      ---------------------

         Total assets                                                                         $251,807                  $241,695
                                                                                  ====================      =====================







                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                           September 30,              December 31,
                                                                                               2000                       1999
                                                                                          ---------------           ----------------
                                                                                           (unaudited)

Liabilities:
     Unpaid losses and loss adjustment expenses                                              $ 76,030                    $ 56,466
     Unearned premiums                                                                         62,640                      51,736
     Funds held                                                                                43,328                      50,271
     Bank indebtedness                                                                         14,500                      14,500
     Amounts due to reinsurers                                                                  3,151                       2,181
     Deferred Federal income taxes                                                              (445)                         494
     Other liabilities                                                                          9,991                       9,245
                                                                                  --------------------      ---------------------

         Total liabilities                                                                    209,195                     184,893

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000
         Shares authorized; issued and outstanding: none                                            -                           -
     Common stock, $.01 par value, 10,000,000
         Shares authorized, issued and outstanding: 4,324,248 at
         September 30, 2000 and 4,328,592 at December 31, 1999
                                                                                                   43                          43
     Additional paid-in capital                                                                19,699                      19,724
     Net unrealized appreciation (depreciation) of investments carried
         at market, net of income taxes                                                       (1,035)                     (1,186)
     Retained earnings                                                                         23,905                      38,221
                                                                                  --------------------      ---------------------

         Total stockholders' equity                                                            42,612                      56,802
                                                                                  --------------------      ---------------------

                  Total liabilities and stockholders' equity                                  $251,807                   $241,695
                                                                                  ====================      =====================



See  accompanying   notes  to  interim   consolidated financial statements.




                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Dollars in thousands)

                                                                    Three months ended                        Nine months ended
                                                                       September 30,                            September 30,
                                                                       -------------                            -------------
                                                                 2000                 1999                 2000                1999
                                                                 ----                 ----                 ----                ----

Cash flows from operating activities:

     Net income (loss)                                            $ (3,127)            $ (2,746)           $ (14,316)       $ 1,359
     Adjustments to reconcile net income to cash provided
         by operating activities:

        Change in agents' balances and premiums receivable
            and unearned premiums                                     3,013                5,141                6,443         1,365
        Change in accrued investment income                             455                   27                  524           (60)
        Change in unpaid losses and loss adjustment expenses
                                                                      7,264                2,458               19,564          (854)
        Change in reinsurance recoverable on paid and
            unpaid losses and loss adjustment expenses and
            ceded unearned premiums                                (10,162)                1,130             (26,854)            896
        Change in amounts due to/from reinsurers                    (1,154)                2,080                  970        (1,982)
        Change in other assets and other liabilities                (5,316)                  951             (12,847)        (2,060)
        Change in income taxes, net                                    (80)              (1,598)              (4,298)          (270)
        Change in deferred policy acquisition costs                   (323)                (446)                2,413        (2,511)
        Net realized gain on sale of investments                      (491)                  (9)              (1,402)        (2,046)
        Net realized loss on sale of fixed assets                        41                    5                   49            -
        Provision for depreciation and amortization                     437                  468                1,341          1,415
                                                            ----------------    -----------------    -----------------     ---------

           Net cash provided (used) by operating
                  activities                                        (9,443)                7,461             (28,413)        (4,748)

Cash flows from investing activities:

     Cash received from investments sold
         prior to maturity                                           25,733                6,915               50,736        34,333
     Cash received from investments
         matured or called                                            1,073                3,910                4,444        10,284
     Cash paid for investments acquired                            (10,420)              (9,770)             (23,820)       (40,698)
     Amortization of discount on bonds                                 (46)                   41                 (51)           134
     Capital expenditures, net                                        (596)                (441)              (1,017)        (1,591)
     Acquisition of agencies, net                                         -                    2                    -           258
                                                            ----------------    -----------------    -----------------    ----------

     Net cash provided by investing activities
                                                                     15,744                  657               30,292         2,720






Cash flows from financing activities:

     Proceeds from issuance of common stock                              19                   97                   71           505
     Repurchase of common stock                                           -                (170)                 (96)          (170)
     Change in funds held                                             (658)                6,074              (6,943)        15,937
     Dividends paid                                                       -                (389)                    -        (1,166)
                                                            ----------------    -----------------    ----------------     ----------


     Net cash provided (used) by financing activities
                                                                      (639)                5,612              (6,968)        15,106
                                                            ----------------    -----------------    ----------------     ----------

Net increase (decrease) in cash and cash equivalents
                                                                      5,662               13,730              (5,089)        13,078

Cash and cash equivalents at beginning of period                      5,070                1,779               15,821         2,431
                                                            ----------------    -----------------    -----------------    ----------

Cash and cash equivalents at end of period                         $ 10,732             $ 15,509             $ 10,732      $ 15,509
                                                            ================    =================    =================    ==========









Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest                                                       $   602              $   593             $  1,852      $  1,640
     Income taxes                                                         -                  253                  152           908




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

         (2)   Bank Covenant
         The Company has entered into a revolving credit agreement, as amended, with Union Bank for $15,000,000. At September 30, 2000, $14,500,000 of
         the $15,000,000 line is currently utilized and the remaining $500,000 is no longer available pursuant to the discussion below. The bank loan has a variable rate of interest and has amortizing principal payments. The first installment is due September 30, 2001. The interest rate at September 30, 2000 was 9.75%.

         The credit agreement contains certain financial covenants with respect to capital expenditures, business acquisitions, liquidity ratio, leverage ratio, tangible net worth, net profit and dividend payments. The Company is currently in violation of Section 5.13 of the revolving credit agreement pertaining to a minimum of $32,500,000 in policyholder surplus, Section 5.14 pertaining to a maximum operating leverage ratio of 3:1, and Section 5.15 pertaining to maintaining an A.M. Best rating of A- or better for Amwest Surety Insurance Company and its subsidiaries. On August 30, 2000, the Company received notification from Union Bank acknowledging violation of these financial covenants and stating that no further borrowings are possible under the Credit Agreement and all outstanding Eurodollar Rate Borrowings will, at the expiration of the applicable interest period, be converted into Base Rate Borrowings. In addition, the debt was reassigned to the Special Asset Group ("SAG") for purposes of future negotiations. The Company is currently working to provide the SAG with pertinent information regarding an action plan and will attempt to negotiate new terms and covenants, however, no assurance can be given that the Company would be successful in doing so. Should the Company be unsuccessful in negotiating new terms and covenants, the Company could be deemed to be in default and all sums then owing shall be due and immediately payable.

         (3)   Reinsurance
         The Company has made numerous changes to its reinsurance programs including entering into a 35% quota share agreement with Swiss Reinsurance America Corporation effective April 1, 2000. The term of the agreement is 21 months ending on December 31, 2001. In-force premiums on bonds written from January 1, 2000 to March 31, 2000 were also ceded into this contract.

         The Company also renewed the Aggregate Stop Loss Reinsurance Contract with Underwriters Reinsurance Company (Barbados), Inc. effective April 1, 2000. The term of the agreement is three years ending on April 1, 2002. The treaty covers losses, excluding allocated loss adjustment expenses, for all lines of business in excess of 40% through 46% of net earned premiums.

         With respect to the Company's property and casualty business, a Multiple Line Excess of Loss Reinsurance Agreement with Swiss Reinsurance America Corporation was entered effective July 1, 2000 which reinsures the Company on both property and liability coverage for losses in excess of $300,000 per event up to $1,000,000. In addition, on the same effective date, the Company entered into a Multiple Line Excess of Loss Reinsurance Agreement with Swiss Reinsurance America Corporation, which reinsures the Company's monthly commercial transportation policies for losses in excess of $75,000 per event up to $300,000. The term of each of these contracts expire on July 1, 2001. Similar catastrophe coverages to those in the prior year are still in effect for the property and casualty business.

         (4)   Earnings Per Share
         Basic EPS is calculated based on the weighted average number of common shares outstanding and diluted EPS includes the effects of dilutive potential common shares. The calculation of basic and diluted EPS for the three months ended September 30, 2000 and 1999 is as follows:


                                                                                  Three months ended September 30,
                                                                  Income              Shares               Per-Share
                                                                  (Numerator)         (Denominator)        Amount
                                                                  ($ in thousands)                         (Dollars)
                                                                  ------------------- -------------------- ----------------

        Basic EPS:
        2000                                                      $    (3,127)        4,322,295            $     (.73)
        1999                                                      $    (2,746)        4,315,942            $     (.64)

        Effect of Dilutive Securities:
        2000                                                                                  0
        1999                                                                                  0

        Diluted EPS:
        2000                                                      $     (3,127)       4,322,295            $     (.73)
        1999                                                      $     (2,746)       4,315,942            $     (.64)

         Diluted EPS for 1999 and 2000 is the same as basic EPS because the result of the calculation is antidilutive due to the net loss reported for the three months ended September 30, 1999 and 2000. Dilutive securities represent the Company's stock options.

                 Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 ------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Results of Operations

         Gross premiums written increased 9% and 14% from $35,969,000 and $104,146,000 for the three months and nine months ended September 30, 1999, respectively, to $39,158,000 and $119,105,000 for the three months and nine months ended September 30, 2000, respectively.

         Gross premiums written for the surety business decreased 2% from $28,773,000 for the three months ended September 30, 1999 to $28,200,000 for the three months ended September 30, 2000 and increased 7% from $82,722,000 for the nine months ended September 30, 1999 to $88,861,000 for the nine months ended September 30, 2000. The increase is attributable to increased writings primarily in the court and commercial surety operations partially offset by decreased writings in the contract surety product line. For the quarterly comparison, a higher percentage decrease in writings within the contract surety product accounted for the reduction.

         Gross premiums written for the property and casualty business increased 52% and 41% from $7,196,000 and $21,424,000 for the three months and nine months ended September 30, 1999, respectively, to $10,958,000 and $30,244,000 for the three months and nine months ended September 30, 2000, respectively. The increase is primarily due to increased writings in the commercial trucking product, the California specialty motorcycle program and the Florida homeowners program.

         The Company anticipates decreased gross premiums as a result of the recent A.M. Best rating reduction, a refined market focus, the requirement to reduce operating leverage for rating purposes and the need to safeguard policyholders' surplus. Although the magnitude of these reductions are not yet determinable, the Company expects the fourth quarter premium writings to be negatively impacted.

         Net premiums earned decreased 9% from $27,732,000 for the three months ended September 30, 1999 to $25,146, 000 for the three months ended September 30, 2000, and increased 2% from $81,711,000 for the nine months ended September 30, 1999 to $83,053,000 for the nine months ended September 30, 2000. The growth in net premiums earned for the nine months ended September 30, 2000 was lower than the growth in premiums written due to higher reinsurance premium cessions in 2000 versus 1999 on the Company's surety quota share reinsurance contract. The Company generally earns premiums ratably over the assigned bond terms for the surety business and the policy term for the specialty property and casualty business.

         Net investment income decreased 3% and 2% from $1,595,000 and $5,069,000 for the three months and nine months ended September 30, 1999, respectively, to $1,540,000 and $4,992,000 for the three months and nine months ended September 30, 2000, respectively. The decrease for the three months ended September 30, 2000 is primarily due to a decrease in the amount of average invested assets from $127,320,000 at September 30, 1998 to $122,668,000 at September 30, 1999. Net realized investment gains increased from $10,000 and $2,047,000 for the three months and nine months ended September 30, 1999, respectively, to $1,198,000 and $2,109,000 for the three months and nine months ended September 30, 2000, respectively. The investments sold during the three months and nine months ended September 30, 2000 were primarily equity securities and certain fixed income investments including mortgage-backed and municipal bond securities.

         Commissions and fees increased 37% and 22% from $323,000 and $1,452,000 for the three months and nine months ended September 30, 1999 to $443,000 and $1,767,000 for the three months and nine months ended September 30, 2000, respectively. The increase is primarily attributable to an increase in fees charged to the policyholders related to increased premium writings in the California specialty motorcycle program as well as an increase in fee income on the funds control business.

         Net losses and loss adjustment expenses increased 17% and 75% from $14,330,000 and $33,419,000 for the three months and nine months ended September 30, 1999, respectively, to $16,701,000 and $58,492,000 for the three months and nine months ended September 30, 2000, respectively, due to significant adverse development for the 1999 loss year, increases in net reserves for the 2000 loss year to bring it in line with the development trends of the 1999 loss year, and changes in the Company's reinsurance program which resulted in an increase in retained losses. The majority of the adverse development results from claims on contract bonds with larger penal amounts (generally in excess of $1,000,000) which have developed more slowly than smaller, less complex obligations.

         The loss and loss adjustment expense ratio for the surety business increased from 53% and 32% for the three months and nine months ended September 30, 1999, respectively, to 69% and 67% for the three months and nine months ended September 30, 2000, respectively, and the loss and loss adjustment expense ratio for the property and casualty business increased from 48% and 72% for the three months and nine months ended September 30, 1999, respectively, to 58% and 80% for the three months and nine months ended September 30, 2000, respectively.

         Policy acquisition costs decreased as a percentage of net premiums earned from 56%, or $15,543,000, and 51%, or $41,466,000, for the three months and nine months ended September 30, 1999, respectively, to 48%, or $11,991,000 and 49%, or $41,052,000, for the three months and nine months ended September 30, 2000, respectively. The decrease is primarily attributable to higher ceding commissions pursuant to the Company's surety quota share reinsurance.

         General operating costs increased as a percentage of net premiums earned from 12%, or $3,285,000 to 13%, or $3,269,000, for the three months ended September 30, 1999 and September 30, 2000, respectively, and the ratio decreased from 14%, or $11,782,000 to 13%, or $11,083,000, for the nine months ended September 30, 1999 and September 30, 2000, respectively. The increase in general and administrative ratio for the three months ended September 30, 2000 is reflective of decreased net premiums earned for the three months ended September 30, 2000.

         Interest expense increased 2% and 13% from $593,000 and $1,640,000 for the three months and nine months ended September 30, 1999, respectively, to $602,000 and $1,852,000 for the three months and nine months ended September 30, 2000, respectively. The increase is attributable to an increase in average funds held on which the Company pays interest from $38,511,000 for the nine months ended September 30, 1999 to $46,800,000 for the nine months ended September 30, 2000.

         Income before income taxes decreased from loss of $4,091,000 and income of $1,972,000 for the three months and nine months ended September 30, 1999, respectively, to a loss of $4,236,000 and $20,558,000 for the three months and nine months ended September 30, 2000, respectively, due to the factors outlined above.

         The effective tax rate was a benefit of 33% and an effective tax rate of 31% for the three months and nine months ended September 30, 1999, respectively, as compared to a benefit of 26% and 30% for the three months and nine months ended September 30, 2000, respectively. The primary reason for the variance from the corporate income tax rate of 34% is tax advantaged income received on a portion of the Company's investment portfolio offset by certain non-deductible expenses. Changes to the Company's estimated effective tax rate are recorded quarterly.

         Net results decreased from a net loss of $2,746,000 and net income of $1,359,000 for the three months and nine months ended September 30, 1999, respectively, to net loss of $3,127,000 and $14,316,000 for the three months and nine months ended September 30, 2000, respectively, due to the factors outlined above.

         Liquidity and Capital Resources

         As of September 30, 2000, the Company held total cash and cash equivalents and invested assets of $101,656,000. This amount includes an aggregate of $43,328,000 in funds held as collateral, which is shown as a liability on the Company's consolidated balance sheets. As of September 30, 2000, the Company's invested assets consisted of $75,187,000 in fixed maturities, $4,617,000 in common equity securities, $3,100,000 in preferred equity securities, $4,654,000 in other invested assets and $3,366,000 in short-term investments, including certificates of deposit with original maturities less than one year.

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

         The Company has entered into a revolving credit agreement, as amended, with Union Bank for $15,000,000. At September 30, 2000, $14,500,000 of
         the $15,000,000 line is currently utilized and the remaining $500,000 is no longer available. The bank loan has a variable rate of interest and has amortizing principal payments. The first installment is due September 30, 2001. The interest rate at September 30, 2000 was 9.75%. The credit agreement contains certain financial covenants with respect to capital expenditures, business acquisitions, liquidity ratio, leverage ratio, tangible net worth, net profit and dividend payments. The Company is currently in violation of Section 5.13 of the revolving credit agreement pertaining to a minimum of $32,500,000 in policyholder surplus, Section 5.14 pertaining to a maximum operating leverage ratio of 3:1, and Section 5.15 pertaining to maintaining an A.M. Best rating of A- or better for Amwest Surety Insurance Company and its subsidiaries. On August 30, 2000, the Company received notification from Union Bank acknowledging violation of these financial covenants and stating that no further borrowings are possible under the Credit Agreement and all outstanding Eurodollar Rate Borrowings will, at the expiration of the applicable interest period, be converted into Base Rate Borrowings. In addition, the debt was reassigned to the Special Asset Group ("SAG") for purposes of future negotiations. The Company is currently working to provide the SAG with pertinent information regarding an action plan and will attempt to negotiate new terms and covenants, however, no assurance can be given that the Company would be successful in doing so. Should the Company be unsuccessful in negotiating new terms and covenants, the Company could be deemed to be in default and all sums then owing shall be due and immediately payable.

         The Company is a party to a lease with ACD2 for its corporate headquarters. This lease has a term of 15 years and contains provisions for scheduled lease charges. The Company's minimum commitment with respect to this lease in 2000 is approximately $223,000. The Company also has the option to purchase this office building and land commencing on April 27, 2000 and extending for a seven months period at a predetermined rate for the building, with the value of land based on then existing market rates. The Company has exercised such option in the second quarter of 2000 and currently anticipates closing by December 1, 2000.

         Other than the Company's obligations with respect to funds held as collateral, the Company's obligation to pay claims as they arise, the Company's commitments to pay principal and interest on the bank debt and lease expenses as noted above, the Company has no significant cash commitments.

         The Company generated $7,461,000 and used $4,748,000 in cash from operating activities for the three months and nine months ended September 30, 1999, respectively, as compared to using $9,443,000 and $28,413,000 for the three months and nine months ended September 30, 2000, respectively. The significant increase noted in cash used from operating activities for the nine months ended September 30, 2000 was primarily attributed to higher frequency and severity of losses, primarily within the contract surety product line, and the resulting claim payments. The Company generated $657,000 and $2,720,000 in cash from investing activities for the three months and nine months ended September 30, 1999, respectively, as compared to generating $15,744,000 and $30,292,000 for the three months and nine months ended September 30, 2000. The Company generated $5,612,000 and $15,106,000 in cash from financing activities for the three months and nine months ended September 30, 1999, respectively, as compared to using $639,000 and $6,968,000 for the three months and nine months ended September 30, 2000, respectively.

         As a result of significant operating losses experienced during the nine months of 2000, the Company's capital levels have materially decreased. The Company is currently undergoing an intensive analysis of operations designed to improve operating results by refining the Company's market focus, decreasing net retention levels on our property and casualty business and significantly reducing operating expenses. The Company believes that such actions will also improve the recent negative trends of cash outflows from operating activities. Additionally, the Company believes it must quickly raise additional capital or enter into one or more strategic alliances which would provide same. The Company has engaged Cochran, Caronia, & Co. LLC, an investment-banking firm, to immediately seek strategic alliances or other capital-raising alternatives on behalf of the Company.
         No  assurance  can be given such  efforts will succeed.


         Other Matters

         Year 2000 issues:

         The Company did not experience material Year 2000 problem and does not expect to incur any significant additional costs related to Year 2000 matters.

         Other issues:

         Certain statements contained in this Form 10-Q regard matters which are not historical facts and are forward looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to: the ineffectiveness of changes made by management, a deterioration in premiums written or losses incurred in the Company's surety and other specialty businesses, the ability to achieve increased percentage writings of commercial surety and court products, the lack of adherence by branch personnel to Company underwriting guidelines, the ability of the Company to obtain a waiver or amendment regarding a covenant included in the Company's revolving bank credit agreement, failure of the Company to raise additional capital or to successfully consummate a strategic alliance, a reduction in the investment yield earned on the Company's investment portfolio, or general economic decline. The Company undertakes no obligation to release publicly the results of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The table on this page shows, for the periods indicated, the gross premiums written, net premiums earned, net losses and loss adjustment expenses and loss and loss adjustment expenses ratios for the Company's specialty property and casualty operations and surety operations.



                                     TABLE 1

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                 SUMMARY OF PREMIUMS AND LOSSES BY PRODUCT LINE
                             (Dollars in thousands)

                                              Three months ended               Nine months ended                 Year ended
                                                 September 30,                   September 30,                  December 31,
                                                 -------------                   -------------                  ------------
              Type of Bond                   2000            1999            2000            1999           1999            1998
              ------------                   ----            ----            ----            ----           ----            ----

Surety
    Gross premiums written                    $28,200         $28,773         $88,861         $82,722      $ 108,184       $ 102,270
    Net premiums earned                        18,740          20,638          61,675          63,533         85,500          84,166
    Net losses and loss adjustment
       expenses                                12,975          10,955          41,303          20,343         27,373          23,262
    Loss ratio and loss adjustment
       expense ratio                              69%             53%             67%             32%            32%             28%

Property & Casualty
    Gross premiums written                    $10,958          $7,196         $30,244         $21,424       $ 28,304        $ 30,549
    Net premiums earned                         6,406           7,094          21,378          18,178         25,044          21,805
    Net losses and loss adjustment
       expenses                                 3,726           3,376          17,189          13,077         20,937          17,569
    Loss ratio and loss adjustment
       expense ratio                              58%             48%             80%             72%            84%             81%

Total Company
    Gross premiums written                   $ 39,158        $ 35,969       $ 119,105       $ 104,146       $136,488        $132,819
    Net premiums earned                        25,146          27,732          83,053          81,711        110,544         105,971
    Net losses and loss adjustment
       expenses                                16,701          14,330          58,492          33,419         48,310          40,831
    Loss ratio and loss adjustment
       expense ratio                              66%             52%             70%             41%            44%             39%



                           PART II - OTHER INFORMATION

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES

Items 1-4:        LEGAL PROCEEDINGS, CHANGE IN SECURITIES, DEFAULTS  UPON
---------         SENIOR SECURITIES, SUBMISSION  OF  MATTERS TO  A  VOTE OF
                  SECURITY HOLDERS

                  None

Item 5:           OTHER INFORMATION
------            -----------------

                  Effective October 6, 2000, Neil F. Pont resigned as the Company's Senior Vice President and as a member of its Board of Directors. He also resigned from all positions with the Company's subsidiaries in order to pursue other business interests.

Item 6:           EXHIBITS AND REPORTS ON FORM 8-K
------
                 (a)  Exhibits
                      See the Exhibit Index on page 17.

                 (b)  Reports on Form 8-K
                      The Company filed one Form 8-K during the three months ended September 30, 2000:

                      The report dated August 30, 2000 included an Item
                      5 matter and Press Release announcing A.M. Best's rating change.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   AMWEST INSURANCE GROUP, INC.





         Date: November 14, 2000                by:  /s/  JOHN E. SAVAGE
                                                    -----------------------
                                                         John E. Savage
                                                 President, Co-Chief Executive
                                                             Officer
                                                  and Chief Operating Officer
                                                  (Principal Executive Officer)



                                                 by:  /s/ PHILLIP E. HUFF
                                                     -----------------------
                                                         Phillip E. Huff
                                                      Senior Vice-President,
                                                           Treasurer
                                                      (Principal Financial and
                                                  Principal Accounting Officer)

                  AMWEST INSURANCE GROUP, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX


  Exhibit
  Number                     Description                               Location

   2 Plan of acquisition, reoganization, arrangement, liquidation or succession
                                                                         None

   4     Instruments defining the rights of security holders,
         including indentures                                      Not required

   11    Statement re computation of per share earnings          Page 8, Note 4

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